Form 10-K
period 2025-12-31
COMMUNITY BANCORP /VT
filed 2026-03-27
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-16435

Community Bancorp./VT
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

Address of Principal Executive Offices: 4811 US Route 5, Derby, Vermont 05829

Registrant's telephone number, including area code: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act: NONE

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 Per value per share	CMTV	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

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

As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the registrant was $90,019,415, based on a per share trade price on June 30, 2025 of $17.65, as reported on the OTC Link ATS® system maintained by the OTC Markets Group Inc. For purposes of the calculation, all directors and executive officers were deemed to be affiliates of the registrant. However, such assumption is not intended as an admission of affiliate status as to any such individual.

There were 5,580,648 shares outstanding of the issuer's common stock, $2.50 par value, as of the close of business on March 18, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2025 (2025 Annual Report) are incorporated by reference to Part I and Part II of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2026 (2026 Annual Meeting) are incorporated by reference to Part III of this Report.

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

We focus on establishing and maintaining long-term relationships with our customers and are committed to providing for the financial services needs of the communities we serve. In particular, we place particular emphasis on our relationships with individual customers and small-to-medium-sized businesses. We actively evaluate the banking needs of our markets, including low- and moderate-income areas, and offer products that are responsive to the needs of our customer base. Our markets provide a mix of real estate, commercial and industrial, municipal and consumer lending opportunities, as well as a stable core deposit base. Additional information about our business, including our deposit-taking activities, lending activities and credit and risk management policies, is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2025 Annual Report filed as Exhibit 13 to this report and is incorporated by reference in Part II, Item 7. of this report.

Related Trust Company. We offer trust and wealth management services through CFSG, our affiliated non-depository trust company based in Newport, Vermont. Our ownership interest in CFSG is held indirectly, through CFS Partners, a Vermont limited liability company, which owns 100% of the limited liability company equity interests of CFSG. We previously owned a one-third interest in CFS Partners, with the remaining two-thirds interest owned in equal shares by the National Bank of Middlebury, headquartered in Middlebury, Vermont and the former Guaranty Bancorp Inc., based in Woodsville, New Hampshire. Effective July 31, 2025, with the redemption of all of Guaranty Bancorp Inc.’s membership interest in CFS Partners, the Company’s ownership interest in CFS Partners has increased to 50%.

CFSG offers fiduciary services throughout the market areas of the two owner financial institutions and leases some of its office space from them in some of their branch offices. CFSG maintains offices in Derby, Barre, Burlington, Lyndonville, Middlebury and St. Albans, Vermont and Littleton, New Hampshire.

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

Tax Credit Entity. In 2024, the Company established a LLC to facilitate its purchase of federal NMTCs under an investment structure designed by a local community development entity. The LLC is a VIE for which, in the context of the overall NMTC structure, the Company is not the primary beneficiary, within the meaning of applicable accounting standards. Accordingly, the LLC is not consolidated with the Company for financial reporting purposes.

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

Employees

As of December 31, 2025, the Company did not have any employees at the holding company level. However, as of that date, the Bank employed 125 full-time employees and 9 part-time employees. The Bank provides our full-time and part-time employees with a comprehensive employee benefit package, including medical benefits, life insurance and a 401K retirement savings plan. Additionally, full-time employees also have disability insurance as part of their benefit package. The Bank is not a party to any collective bargaining agreement and management of the Bank considers our employee relations to be good.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and commercial banks, to which we and the Bank are subject. Regulation of banks and bank holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund of the FDIC, rather than for the protection of shareholders and creditors. We are also subject to regulation by the SEC in connection with issuance of securities, periodic reporting and disclosures.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity equal to 2.5% of risk-weighted assets. The Company and the Bank met this capital conservation buffer requirement at December 31, 2025, with a capital conservation buffer of 7.49% for the Company and 7.38% for the Bank as of that date. Failure to maintain the required buffer would result in limitations on permissible shareholder distributions and discretionary bonus payments.

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

The capital ratios of the Company and the Bank exceeded all applicable regulatory requirements at December 31, 2025. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Company’s and the Bank’s regulatory capital ratios.)

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

Sarbanes-Oxley Act. SOX was enacted to increase corporate responsibility, to provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX and the SEC’s implementing regulations include provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

Since 2007 Section 404 of SOX has required management of the Company to undertake a periodic assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting. Management's report on internal control over financial reporting as of December 31, 2025, is contained in Part II, Item 9A of this report. Effective December 31, 2020, as a non-accelerated filer for SEC reporting purposes, we are no longer required to obtain from our external auditors an attestation on the Company’s internal control over financial reporting and the operating effectiveness of these controls under Section 404(b) of SOX. Nevertheless, we have incurred, and expect to continue to incur, costs in connection with our on-going compliance with Section 404.

Information on the Company’s corporate governance practices, including committee charters, is available on the Company’s website at www.communitybancorpvt.com.

SEC Reporting and Disclosure Requirements; Nasdaq listing rules. We are subject to regulation by the SEC in connection with issuances of our securities and are subject to the periodic reporting and disclosure obligations under federal securities laws. Under current SEC reporting and disclosure rules, as amended in 2018, and 2020, the Company is considered to be a non-accelerated filer and a smaller reporting company. As noted above, due to this filing status, we are not subject to the requirements in SOX section 404(b) to obtain an external auditor attestation of management’s assessment of the Company’s internal controls over financial reporting and their effectiveness. In addition, we are not required to file our periodic reports with the SEC on the accelerated timetable applicable to accelerated filers. Further, as a smaller reporting company, we are permitted to make certain reduced (or scaled) financial and other disclosures in our periodic reports and proxy statements filed with the SEC.

Effective on February 2, 2026, our common stock trades on the Capital Market tier of The Nasdaq Stock Market LLC, under the trading symbol “CMTV”. Previous to that, our common stock traded on the OTC QX platform. As a company with a class of stock listed for trading on the Nasdaq exchange, we are subject to Nasdaq’s rules for listed companies.

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

Dodd–Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) comprehensively revised and restructured many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act were designed to reduce systemic risk from large, complex “systemically significant” financial institutions, and thus do not apply to a smaller banking organization such as the Company. Nevertheless, certain of its provisions do directly apply to us and others indirectly impact our operations, as the Dodd-Frank Act continues to reshape the financial services environment. Among other things, the Act:

•	Established a new independent agency, the CFPB, with centralized responsibility for implementing and (with respect to large organizations) enforcing and examining compliance with federal consumer financial laws. Although the CFPB does not have enforcement or examination authority over smaller banking organizations such as the Company, many of its regulatory standards and mandates apply to them, with enforcement authority vested in other regulatory agencies such as (with respect to the Bank) the OCC;

•	Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, savings and loan holding companies and systemically important non-bank financial companies on a consolidated basis. These changes prohibit the use of additional trust preferred securities as Tier 1 capital, but our existing trust preferred securities are grandfathered;

•	Requires debit card interchange transaction fees charged by large financial institutions to be reasonable and proportional to the cost incurred by the issuer for the transaction. The FRB adopted regulations in 2011 establishing such fee standards, eliminating exclusivity arrangements between issuers and networks for debit card transactions and limiting restrictions on merchant discounting for use of certain payment forms and minimum or maximum amount thresholds as a condition for acceptance of credit cards. Although smaller institutions such as the Company are not subject to the interchange fee restrictions, it is possible that, over time, competitive pricing pressures in the marketplace may operate to make the restrictions applicable to them by default;

•	Requires public companies to periodically seek “say on executive pay” and “say on frequency” votes of shareholders, and in some circumstances, a “say on golden parachute” vote of shareholders. These vote requirements first became applicable for the Company’s 2013 annual meeting of shareholders. The most recent “say on pay” and “say on frequency” votes were held at the 2025 Annual Meeting of Shareholders and the next such votes are scheduled to take place at our 2028 Annual Meeting of shareholders;

•	Allowed depository institutions to pay interest on demand deposits effective July 21, 2011;

•	Established by statute the FRB’s “source of strength” doctrine mandating holding company financial support of subsidiary insured depository institutions;

•	Eliminated state restrictions on de novo interstate branching;

•	Established new requirements related to residential mortgage lending, including prohibitions against payment of steering incentives and provisions relating to underwriting standards, disclosures, appraisals and escrows. Many of these provisions have been implemented through CFPB rulemakings;

•	Weakened federal preemption standards for national banks and federal savings associations and their operating subsidiaries by granting states greater authority to enforce consumer protection laws against them;

•	Provided permanent relief for non-accelerated filers, from the requirements of Section 404(b) of the Sarbanes-Oxley Act for auditor attestation of management’s assessment of internal controls over financial reporting and their effectiveness;

•	Requires a bank holding company to be well capitalized and well managed to receive regulatory approval of an interstate bank acquisition; and

•	Permanently increased the FDIC’s standard maximum deposit insurance amount to $250,000, changed the FDIC insurance assessment base to assets rather than deposits and increased the reserve ratio for the DIF to ensure the future strength of the fund.

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

In 2011, the CFPB, created by the Dodd-Frank Act, took over responsibility for implementing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. However, financial institutions that have assets of $10 billion or less, such as our Bank subsidiary, continue to be supervised and examined in this area by their primary federal regulators (in the case of our Bank subsidiary, the OCC). The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

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

As of December 31, 2025, the Bank was considered "well capitalized" under FDICIA’s Prompt Corrective Action capital requirements. Those capital requirements do not apply to the Company. (See Note 22 to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report for additional information about the Bank’s regulatory capital ratios.)

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

The Dodd-Frank Act changed the assessment formula for determining deposit insurance premiums and modified certain insurance coverage provisions of the FDIA. The FDIC’s implementing rules, which became effective in 2011, redefined the base for FDIC insurance assessments from the amount of insured deposits to average consolidated total assets less average tangible equity. The Bank’s total FDIC insurance assessment for 2025 was $613,343.

Brokered Deposits. Under FDICIA, an FDIC-insured bank is prohibited from accepting brokered deposits without prior approval of the FDIC unless it is well capitalized under the FDICIA's prompt corrective actions guidelines. Purchased deposits, including one-way CDARS and ICS money market and demand deposits acquired through the IntraFi Network, are considered to be brokered deposits, as is wholesale funding purchased from deposit brokers. The Company is well capitalized and utilizes purchased deposits from time to time when deemed appropriate by management as an additional source of funding to meet loan demand and other liquidity needs. The Company also utilizes reciprocal, that is, two-way, CDARS and ICS money market and demand deposits acquired through the IntraFi Network, which allows the Company to exchange deposits with other financial institutions on a dollar-for-dollar basis in order to provide deposit insurance in excess of FDIC limits and thereby enhance customer attraction and retention, build deposits and improve net interest margins. Reciprocal deposits are not considered to be brokered deposits, in accordance with a provision of the 2018 Regulatory Relief Act. As of December 31, 2025, we had $0 in purchased deposits through CDARS and $30.5 million in purchased certificates of deposit through a deposit broker. Also as of such date, we had reciprocal deposits representing exchanged funds outstanding in the amount of $4.8 million of CDARS, $48.8 million of ICS money market deposits and $122.0 million of ICS demand deposits.

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

The Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury, administers BSA/AML requirements and determines the policy priorities for anti-money laundering and countering the financing of terrorism. These priorities include: financial corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking and human trafficking. FinCEN is also responsible for implementing the access and safeguard provisions of the federal Corporate Transparency Act. FinCEN’s final rule implementing the reporting requirements under the Corporate Transparency Act requires certain business entities created in or registered to do business in the United States to report to FinCEN information about the business entity and its beneficial owners, among other types of information. Banks are able to access the FinCEN database of Corporate Transparency Act certifications to assist in satisfying their own anti-money laundering (AML) and "know your customer" (KYC) obligations.

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

Community Reinvestment Act. The federal CRA requires banks to define the communities they serve, identify the credit needs of those communities, collect and maintain data for each small business or small farm loan originated or purchased, and maintain a public file at each banking location. The federal banking regulators examine the institutions they regulate to assess their record of meeting the credit needs of the communities they serve, including low and moderate income neighborhoods, and assign one of the following four ratings: “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance”.  In 2023, the federal banking agencies issued a final rule amending the regulations implementing the CRA, with a mandatory compliance date of January 1, 2026. However, during 2025 the federal banking regulators announced the rescission of the 2023 regulations and restored the pre-existing 1995 CRA regulations. As of the Bank's last CRA examination, completed by the OCC during 2023, it received a rating of “Outstanding”.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Member institutions are required to purchase and hold shares of capital stock in the applicable regional FHLB (the FHLBB, in the case of the Bank), in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year and 4.5% of its advances (borrowings) from the FHLBB. The Bank was in compliance with this requirement with an investment in FHLBB stock at December 31, 2025 of $2,254,900. As a member, the Bank is subject to future capital calls by the FHLBB in order to maintain compliance with its capital plan.

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

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the monetary policies of the FRB. If the interest rate we pay on deposits and other borrowings increases or reprices at a faster rate than the interest rate we earn on loans and other investments, our net interest income and therefore earnings, could be adversely affected. Conversely, our earnings could be adversely affected if the interest rate we earn on loans and other investments falls more quickly than the interest rate we pay on deposits and borrowings. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, we cannot provide assurance that these measures will be effective in avoiding undue interest rate risk, particularly in an environment of rapidly changing rates.

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

We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the credit. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, we may have to write off the loan in whole or in part. In loan default situations, we may acquire real estate or other assets, if any, that secure the loan, through foreclosure or other similar available remedies, and the amount owed under the defaulted loan could exceed the value of the collateral acquired, including the costs associated with liquidating the collateral.

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

Determining the amount of the ACL inherently involves a high degree of subjectivity and requires us to weigh various quantitative and qualitative factors and to make significant estimates of current credit risks and trends, all of which may undergo material changes. At any time, we are likely to have loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be certain that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit or correctly estimate losses on those loans that are identified. The OCC, our subsidiary Bank’s primary federal regulator, reviews the loan portfolio from time to time as part of its regulatory examination and may request that we increase the ACL. Changes in economic conditions or individual business or personal circumstances affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance. In addition, if charge-offs in future periods exceed the ACL, we will need to make additional provisions to restore the allowance. Any provisions to increase or restore the ACL would decrease our net income and, possibly, our capital, and could have an adverse effect on our results of operations and financial condition.

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

As a holding company, our cash flow typically comes from dividends that our bank subsidiary, Community National Bank, pays to us. Therefore, our ability to pay dividends on our common stock and to service our subordinated debentures, depends on the dividends we receive from the Bank. Dividend payments from the Bank are subject to federal statutory and regulatory limitations, generally based on net profits and retained earnings and may be subject to additional prudential considerations, such as capital planning needs. In addition, FRB policy, which applies to us as a registered bank holding company, provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period and should not be paid if regulatory capital levels are deemed insufficient. Further, regulatory capital requirements could curtail our ability to pay dividends in some cases if we do not maintain a required capital conservation buffer. Our failure to pay dividends on our common stock or our failure to service our debt could have a material adverse effect on the market price of our common stock. Moreover, if sufficient dividend funding from the Bank is not available to cover all our requirements, we would be obligated first to pay interest and, if applicable, principal on our debentures before making any dividend payments on our common stock.

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

As of January 1, 2015, we were required to comply with the Basel III capital rules issued by the federal banking agencies that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act. These capital rules require banks and bank holding companies to maintain a minimum common equity Tier I capital ratio of 4.5% of risk-weighted assets, a minimum Tier I capital ratio of 6.0% of risk-weighted assets, a minimum total capital ratio of 8.0% of risk-weighted assets, and a minimum leverage ratio of 4.0%. The capital rules require the Bank and the Company to maintain a 2.5% common equity Tier I capital conservation buffer above the minimum risk-based capital requirements for adequately capitalized institutions in order to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The Company and the Bank met these requirements as of December 31, 2025. The Basel III capital rules permanently grandfathered trust preferred securities issued before May 19, 2010 for institutions with less than $15.0 billion in total assets as of December 31, 2009, subject to a limit of 25% of Tier I capital. Our trust preferred securities qualify for this grandfather treatment. The Basel III capital rules also increased the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations, but retained the previous capital treatment of residential mortgages. These standards could adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition. Under the rules, we were permitted to make, and did make, a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital calculations.

We may be required to write down goodwill.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2025, our goodwill totaled approximately $11.6 million, created in connection with the LyndonBank acquisition in 2007. Under current accounting standards, if we determine goodwill is impaired, we would be required to write down the value of this asset to fair value. We conduct a review each year, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We last completed a goodwill impairment analysis as of December 31, 2025, and concluded goodwill was not impaired. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Our investment in tax credit partnerships and other structures may not generate expected or anticipated returns, which could have an adverse impact on our results of operations and financial condition.

We periodically invest in tax credit partnerships and other structures that generate federal income tax credits. The tax benefit of these investments is expected to exceed the amortization expense associated with them, resulting in a positive impact on net income. Such credits are subject to recapture by taxing authorities based on compliance requirements that must be met at the project level. Changes in applicable tax laws, or the inability of the projects to be completed or properly managed, depend on factors that are out of our control and could impact our ability to realize expected or anticipated returns. Should we not be able to realize the tax credits and other benefits associated with such investments, our results of operations and financial condition could be negatively affected

RISKS RELATING TO OUR COMMON STOCK

Although our common stock is now exchange-listed, our trading volume is less than that of larger public companies, which can contribute to volatility in our stock price and adversely affect the price and liquidity of an investment in our common stock.

Effective with the opening of trading on February 2, 2026, our common stock is listed for trading on the Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”) under the trading symbol “CMTV.” Previous to the Nasdaq listing, our stock was traded under the same symbol on the OTC QX platform maintained by the OTC Markets Group, Inc. Historically, trading in our common stock on the OTC QX platform was characterized by relatively low trading volume. The lack of an active public market in a stock means that the stock may be subject to sudden and exaggerated price fluctuations, as individual trades have a greater effect on the trading price than would be the case in a broad public market with significant daily trading volume. Although the listing of our common stock on Nasdaq may increase our trading volume somewhat compared to trading on the OTC QX platform, there can be no assurance that that a public trading market in our stock having the desired characteristics of depth, liquidity and orderliness will develop or be sustained over time, as such a trading market depends on the presence in the marketplace of numerous buyers and sellers of the stock at any given time, which in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Therefore, a shareholder may be unable to sell our common stock at or above the price at which it was purchased, or at or above the current market price or at the time of his or her choosing, and it may be difficult for a shareholder to dispose of a large number of shares of our stock at desired pricing or on a desired timetable.

Our common stock is subordinate to our existing and future indebtedness and to any preferred stock we may issue in the future.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and other indebtedness, whether now existing or hereafter incurred, including our subordinated debentures, and other non-equity claims on us, with respect to assets available to satisfy claims. In addition, if we issue preferred stock in the future, our common stock would be junior in priority to such preferred shares, including with respect to dividend, liquidation and/or voting rights if we issue preferred stock in the future.

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

Channels for marketing and delivering financial products and services to our customers are evolving rapidly, with less reliance on traditional branch facilities and more use of online and mobile banking. We compete with larger providers that have significant resources to dedicate to improved technology and delivery channels. We periodically evaluate the profitability of our branch system and other office and operational facilities to improve efficiencies. However, identification and closure of unprofitable operations and facilities can lead to restructuring charges and introduce the risk of disruptions to revenues and customer relationships.

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

Banks, securities firms, and insurance companies are able to combine under a “financial holding company” umbrella. Financial holding companies can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Some of our competitors have elected to become financial holding companies. We offer only traditional banking products and trust and wealth management services indirectly through our affiliate, CFSG.

Our risk management framework may not be effective in mitigating risk and loss.

We maintain an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that the Company faces. These risks include, but are not limited to: strategic, interest-rate, credit, liquidity, operations, pricing, compliance, litigation, and cybersecurity. While management assesses and improves this program periodically, there can be no assurance that our approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in our business. If conditions or circumstances arise that expose flaws or gaps in our risk-management program, or if our risk management systems or controls break down, our results of operations and financial condition may be adversely affected.

Item 1B. Unresolved Staff Comments

None

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

Item 2. Properties

Although the Company does not itself own or lease real property, the Bank owns or leases various properties for its banking operations. All of the Bank’s offices are located in Vermont, other than its loan production office in Grafton County, New Hampshire.

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

In addition to its main office, the Company currently owns or leases the following premises in six Vermont counties and one New Hampshire County:

Office Location[1]	Owned	Leased	CFSG Office[2]

Caledonia County, VT
St. Johnsbury (Route 5)		X
Lyndon (Memorial Drive)		X	X

Chittenden County, VT
Burlington (Shelburne Road)[3,4]		X

Franklin County, VT
Enosburg Falls (Sampsonville Road)	X

Grafton County, NH
Lebanon, NH (367 Route 120)[3]		X

Lamoille County, VT
Morrisville (Route 15 West)		X

Orleans County, VT
Barton (Church Street)	X
Derby Line (Main Street)	X
Island Pond (Route 105)		X
Newport (Main Street)	X
Troy (Route 101)	X

Washington County, VT
Barre (North Main Street)	X		X
Montpelier (State Street)		X

1 All listed locations are operating bank branch offices, except as otherwise noted in footnote 3.

2 The Bank leases space at two of its branch locations to its affiliated trust and investment management affiliate, CFSG, on arms’ length terms.

3 Loan production offices (LPO), in Chittenden County, in northwestern Vermont and Grafton County, in western New Hampshire.

4The Bank leases these premises on arms’ length terms from an entity affiliated with one of the Company’s directors.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the trading market in, market price of, and dividends paid on, the Company's common stock is incorporated by reference to the section of the 2025 Annual Report under the caption “Common Stock Performance by Quarter” immediately following the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, filed as Exhibit 13 to this report. The balance of the information required by item 201 of Regulation S-K is omitted in accordance with the regulatory relief available to smaller reporting companies under applicable SEC disclosure rules, as amended in 2018 Release Nos. 33-10513 and 34-83550.

The following table provides information as to repurchases by the Company of its common stock during the fourth quarter ended December 31, 2025, and purchases by any affiliated purchaser (as defined in SEC Rule 10b-18) during the quarter:

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased (1)(2)	Per Share	Announced Plan	End of the Period

October 1 - October 31	12,967	$22.43	12,967	224,580
November 1 - November 30	32,404	22.72	32,404	192,176
December 1 - December 31	9,804	23.90	6,414	185,762
Total	55,175	$23.01	51,785	185,762

(1)

The Company's Board of Directors in July 2024, authorized the repurchase from time to time of up to 5% or 275,000 shares of the Company's common stock in open market and privately negotiated transactions, in management's discretion and as market conditions may warrant. The repurchase approval will expire in July 2029 unless earlier terminated or extended.

(2)

Includes 3,390 shares purchased by CFSG, which may be deemed to be an affiliate of the Company under Rule 10b-18, for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the section of the 2025 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," immediately following the “Notes to Consolidated Financial Statements”, filed as Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Omitted, in accordance with the regulatory relief available to smaller reporting companies in SEC Release Nos. 33-10513 and 34-83550.

Item 8. Financial Statements and Supplementary Data

The audited consolidated financial statements and related notes of Community Bancorp. and Subsidiary and the report thereon of the independent registered accounting firm of BDMP Assurance, LLP are incorporated herein by reference from the 2025 Annual Report, filed as Exhibit 13 to this report.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures as of December 31, 2025 were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2025. The standard measures adopted by Management in making its evaluation are the measures in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its review and evaluation, Management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

In accordance with relief granted to non-accelerated filers as defined in SEC Release No. 34-88365, this Annual Report does not contain an attestation report of the Company’s independent registered public accounting firm regarding management’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting.

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

Information regarding the Company’s Insider Trading Policy under the caption “CORPORATE GOVERNANCE - Insider Trading Policy”.

The Code of Ethics for Senior Financial Officers and the Principal Executive Officer is available on the Company's website at www.communitybancorpvt.com. The Code is also listed as Exhibit 14 to this report and incorporated by reference to a prior filing with the SEC. There were no waivers of any provision of the Code during 2025.

Item 11. Executive Compensation

The following is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION."

The Company does not maintain any equity compensation plans for which disclosure is required under Item 201(d) of SEC Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting:

Information regarding transactions with management under the caption "CORPORATE GOVERNANCE -Transactions with Management."

Information regarding the independence of directors under the caption “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accountant Fees and Services

The following is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting under the caption "PROPOSAL 2- RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors":

Fees paid to the principal accountants for various audit functions including, but not limited to, the audit of the annual financial statements in the Company's Form 10-K Report and review of the financial statements in the Company's Form 10-Q Reports.

Description of the audit committee's pre-approval policies and procedures required by paragraph (c) (7)(I) of rule 2-01 of Regulation S-X.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(b) Financial Statements

The following are included in this report and are incorporated by reference to the 2025 Annual Report, filed as Exhibit 13 to this report:

Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements
Report of BDMP Assurance, LLP, independent registered public accountants (PC AOB Reg. No. – 7293)

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

Exhibit 10(v)*	Amended and Restated Change in Control Agreement between Louise M. Bonvechio and the Company and the Bank, filed as Exhibit 10.2 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 10(vi)*	Change in Control Agreement between Christopher L. Caldwell and the Company and the Bank, filed as Exhibit 10.3 to the Company’s Form 8-K Report filed on September 7, 2021.
Exhibit 14	Amended Code of Ethics for Senior Financial Officers and the Principal Executive Officer, filed as Exhibit 14 to the Company’s Form 8-K Report on July 12, 2010.
Exhibit 19	Community Bancorp. and Subsidiary Insider Trading Compliance Policy, filed as Exhibit 19 to the Company’s Form 10-K Report filed on March 29, 2024.

* Denotes compensatory plan or arrangement.

The following exhibits are filed as part of this report:

Exhibit 13	Portions of the 2025 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of BDMP Assurance, LLP

Exhibit 31.1	Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 97	Community Bancorp. Clawback Policy

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2025 and 2024.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or any liability thereunder, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP.
/s/Christopher L. Caldwell	Date: March 27, 2026
Christopher L. Caldwell, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Christopher L. Caldwell	Date: March 27, 2026
Christopher L. Caldwell, President and Chief
Executive Officer (Principal Executive Officer)

/s/Louise M. Bonvechio	Date: March 27, 2026
Louise M. Bonvechio, Corporate Secretary and
Treasurer (Principal Financial Officer)

/s/Nikole B. Brainard	Date: March 27, 2026
Nikole B. Brainard
(Principal Accounting Officer)

COMMUNITY BANCORP. DIRECTORS
/s/Thomas E. Adams	Date: March 27, 2026
Thomas E. Adams

/s/Kathryn M. Austin	Date: March 27, 2026
Kathryn M. Austin

/s/Bruce Baker	Date: March 27, 2026
Bruce Baker

/s/David M. Bouffard	Date: March 27, 2026
David M. Bouffard

/s/Christopher L. Caldwell	Date: March 27, 2026
Christopher L. Caldwell

/s/Aminta K. Conant	Date: March 27, 2026
Aminta K. Conant

/s/Jacques R. Couture	Date: March 27, 2026
Jacques R. Couture

/s/ David P. Laforce	Date: March 27, 2026
David P. Laforce

/s/ Wayne Lamberton	Date: March 27, 2026
Wayne Lamberton

/s/Stephen P. Marsh	Date: March 27, 2026
Stephen P. Marsh, Board Chair

/s/Carol Martin	Date: March 27, 2026
Carol Martin

/s/Emma Marvin	Date: March 27, 2026
Emma Marvin

/s/Jeffrey L. Moore	Date: March 27, 2026
Jeffrey L. Moore

/s/James G. Wheeler, Jr.	Date: March 27, 2026
James G. Wheeler, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

COMMUNITY BANCORP.

EXHIBITS

EXHIBIT INDEX*

Exhibit 13	Portions of the 2025 Annual Report, specifically incorporated by reference into this report.

Exhibit 21	Subsidiaries of Community Bancorp.

Exhibit 23	Consent of BDMP Assurance, LLP

Exhibit 31.1	Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification from the President and Chief Executive Officer (Principal Executive Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 32.2	Certification from the Treasurer (Principal Financial Officer) of the Company pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit 97	Community Bancorp. Clawback Policy

Exhibit 101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income, (iii) the audited consolidated statements of comprehensive income (loss), (iv) the audited consolidated statements of changes in shareholders’ equity, (v) the audited consolidated statements of cash flows and (vi) related notes, for the years ended December 31, 2025 and 2024.

* Other than exhibits incorporated by reference to prior filings.

** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

