Form 10-Q
period 2026-03-31
COMMUNITY BANCORP /VT
filed 2026-05-15
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

At May 5, 2026, there were 5,591,253 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	March 31	December 31,
Consolidated Balance Sheets	2026	2025
	(Unaudited)

Assets
Cash and due from banks	$9,512,920	$11,802,391
Federal funds sold and overnight deposits	55,086,179	116,259,370
Total cash and cash equivalents	64,599,099	128,061,761
Securities available-for-sale (amortized cost $150,158,141 and $156,694,754 at 03/31/26 and 12/31/25, respectively)	137,784,382	144,528,758
Restricted equity securities, at cost	2,902,450	2,933,050
Loans held-for-sale	300,000	138,000
Loans	983,876,487	965,285,662
Allowance for credit losses	(11,280,241)	(10,864,983)
Deferred net loan costs	852,511	786,604
Net loans	973,448,757	955,207,283
Bank premises and equipment, net	12,035,404	12,090,886
Accrued interest receivable	5,298,063	4,607,975
Bank owned life insurance	5,416,653	5,398,085
Goodwill	11,574,269	11,574,269
Other real estate owned	0	319,019
Other assets	21,925,695	22,699,860
Total assets	$1,235,284,772	$1,287,558,946

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$199,316,812	$218,842,543
Interest-bearing transaction accounts	291,067,383	299,636,739
Money market funds	148,980,329	187,132,921
Savings	147,941,226	142,543,291
Time deposits, $250,000 and over	166,165,700	46,913,997
Other time deposits	64,295,307	175,598,510
Total deposits	$1,017,766,757	$1,070,668,001
Repurchase agreements	40,086,527	41,498,171
Borrowed funds	35,975,022	35,975,022
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	11,726,716	12,843,774
Total liabilities	$1,118,442,022	$1,173,871,968

Shareholders' Equity
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,896,981
shares issued at 03/31/26 and 5,882,266 shares issued at 12/31/25	14,742,453	14,705,665
Additional paid-in capital	40,410,499	40,076,561
Retained earnings	75,997,719	73,021,908
Accumulated other comprehensive loss	(9,775,269)	(9,611,137)
Less: treasury stock, at cost; 300,409 shares at 03/31/26 and 299,339 shares
at 12/31/25	(4,532,652)	(4,506,019)
Total shareholders' equity	116,842,750	113,686,978
Total liabilities and shareholders' equity	$1,235,284,772	$1,287,558,946

Book value per common share outstanding	$20.88	$20.36

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended March 31
Consolidated Statements of Income	2026	2025
(Unaudited)

Interest income
Interest and fees on loans	$14,432,621	$13,215,032
Interest on taxable debt securities	804,751	859,231
Interest on tax-exempt debt securities	80,411	80,411
Dividends	51,958	47,890
Interest on federal funds sold and overnight deposits	657,098	321,948
Total interest income	16,026,839	14,524,512

Interest expense
Interest on deposits	4,176,632	4,185,907
Interest on borrowed funds	385,950	370,977
Interest on repurchase agreements	293,730	285,959
Interest on junior subordinated debentures	222,647	243,345
Total interest expense	5,078,959	5,086,188

Net interest income	10,947,880	9,438,324
Credit loss expense	391,505	325,054
Net interest income after credit loss expense	10,556,375	9,113,270

Non-interest income
Service fees	936,477	886,782
Income from sold loans	69,546	69,377
Other income from loans	350,194	270,167
Income from investment in CFS Partners	242,438	249,350
Other income	146,685	102,933
Total non-interest income	1,745,340	1,578,609

Non-interest expense
Salaries and wages	2,578,836	2,320,066
Employee benefits	1,111,276	1,017,974
Occupancy expenses, net	774,981	781,856
Other expenses	2,592,267	2,383,716
Total non-interest expense	7,057,360	6,503,612

Income before income taxes	5,244,355	4,188,267
Income tax expense	875,253	662,812
Net income	$4,369,102	$3,525,455

Earnings per common share	$0.78	$0.62
Weighted average number of common shares
used in computing earnings per share	5,586,133	5,605,278
Dividends declared per common share	$0.25	$0.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended March 31
	2026	2025

Net income	$4,369,102	$3,525,455

Other comprehensive income
Unrealized (loss) gain on securities AFS arising during the period	(207,764)	3,006,141
Tax effect	43,632	(631,290)
Other comprehensive (loss) income, net of tax	(164,132)	2,374,851
Total comprehensive income	$4,204,970	$5,900,306

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Three Months Ended March 31, 2026
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2026	$14,705,665	$0	$40,076,561	$73,021,908	($9,611,137)	($4,506,019)	$113,686,978

Issuance of common stock	36,788		333,938				370,726
Cash dividends declared
Common stock				(1,393,291)			(1,393,291)
Shares purchased through stock buyback plan						(26,633)	(26,633)
Comprehensive income
Net income				4,369,102			4,369,102
Other comprehensive loss					(164,132)		(164,132)
March 31, 2026	$14,742,453	$0	$40,410,499	$75,997,719	($9,775,269)	($4,532,652)	$116,842,750

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Three Months Ended March 31, 2025
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2025	$14,522,588	$1,500,000	$38,801,755	$61,623,460	($15,776,821)	($2,622,777)	$98,048,205

Issuance of common stock	53,085		310,454				363,539
Cash dividends declared
Common stock				(1,343,515)			(1,343,515)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(35,380)	(35,380)
Comprehensive income
Net income				3,525,455			3,525,455
Other comprehensive income					2,374,851		2,374,851
March 31, 2025	$14,575,673	$1,500,000	$39,112,209	$63,777,275	($13,401,970)	($2,658,157)	$102,905,030

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Three Months Ended March 31
	2026	2025

Cash Flows from Operating Activities:
Net income	$4,369,102	$3,525,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	249,913	256,686
Credit loss expense	391,505	325,054
Deferred income tax benefit	(109,277)	(102,112)
Gain on sale of loans	(15,214)	(13,258)
(Gain) loss on sale of bank premises and equipment	(18,486)	7,839
Gain on sale of OREO	(37,318)	0
Income from CFS Partners	(242,438)	(249,350)
Amortization of bond premium, net	4,479	29,528
Proceeds from sales of loans held for sale	767,231	417,133
Originations of loans held for sale	(914,017)	(896,375)
Increase in taxes payable	727,097	552,056
Increase in interest receivable	(690,088)	(1,003,374)
Decrease in mortgage servicing rights	22,296	28,432
Decrease in right-of-use assets	55,486	51,245
Decrease in operating lease liabilities	(52,654)	(45,563)
Decrease in other assets	162,683	189,101
Increase in cash surrender value of BOLI	(18,568)	(20,275)
Amortization of limited partnerships	513,349	212,868
Change in net deferred loan fees and costs	(65,907)	(28,950)
Increase (decrease) in interest payable	9,845	(1,915,911)
Decrease in accrued expenses	(854,034)	(969,079)
(Decrease) increase in other liabilities	(199,178)	31,374
Net cash provided by operating activities	4,055,807	382,524

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	6,532,133	9,359,512
Purchases	0	(14,971,773)
Proceeds from redemption of restricted equity securities	117,700	301,200
Purchases of restricted equity securities	(87,100)	(441,700)
Investments in limited liability entities	(255,916)	0
Increase in loans, net	(18,644,242)	(12,400,654)
Capital expenditures net of proceeds from sales of bank
premises and equipment	(160,112)	(274,509)
Proceeds from sales of OREO	356,337	0
Recoveries of loans charged off	41,690	12,098
Net cash used in investing activities	(12,099,510)	(18,415,826)

7

	2026	2025

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(28,095,087)	(18,117,210)
Net decrease in money market and savings accounts	(32,754,657)	(6,390,829)
Net increase in time deposits	7,948,500	2,519,243
Net decrease in repurchase agreements	(1,411,644)	(4,511,453)
Net decrease in short-term borrowings	0	(41,500,000)
Proceeds from long-term borrowings	0	5,000,000
Decrease in finance lease obligations	(59,861)	(58,018)
Shares purchased through stock buyback program	(26,633)	(35,380)
Dividends paid on preferred stock	0	(28,125)
Dividends paid on common stock	(1,019,578)	(973,406)
Net cash used in financing activities	(55,418,960)	(64,095,178)

Net decrease in cash and cash equivalents	(63,462,662)	(82,128,480)
Cash and cash equivalents:
Beginning	128,061,761	110,940,202
Ending	$64,599,099	$28,811,722

Supplemental Schedule of Cash Paid During the Period:
Interest	$5,069,114	$7,002,099

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	($207,764)	$3,006,141

Additions to operating lease liabilities	$71,318	$115,204

Investment in limited partnerships, not yet paid	$4,356,000	$4,356,000

Common Shares Dividends Paid:

Dividends declared	$1,393,291	$1,343,515
Increase in dividends payable attributable to dividends declared	(2,987)	(6,570)
Dividends reinvested	(370,726)	(363,539)
Total dividends paid	$1,019,578	$973,406

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Basis of Presentation and Consolidation and Certain Definitions

Basis of Presentation and Consolidation. The interim consolidated financial statements of Community Bancorp. and Subsidiary are unaudited. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments necessary for the fair presentation of the consolidated financial condition and results of operations of the Company and its subsidiary, Community National Bank (the Bank), contained herein have been made. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, contained in the Company's Annual Report on Form 10-K. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for any other interim period or for the full annual period ending December 31, 2026.

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock that was outstanding during the first quarter of 2025:

Three Months Ended March 31	2026	2025

Net income, as reported	$4,369,102	$3,525,455
Less: dividends to preferred shareholders	0	28,125
Net income available to common shareholders	$4,369,102	$3,497,330
Weighted average number of common shares
used in calculating earnings per share	5,586,133	5,605,278
Earnings per common share	$0.78	$0.62

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2026
U.S. GSE debt securities	$12,000,000	$0	$551,864	$11,448,136
U.S. Government securities	9,513,457	0	129,090	9,384,367
Taxable Municipal securities	300,000	0	36,986	263,014
Tax-exempt Municipal securities	10,697,807	52,743	566,939	10,183,611
Agency MBS	114,966,030	233,518	11,291,824	103,907,724
ABS and OAS	1,496,844	0	71,364	1,425,480
CMO	688,003	0	6,983	681,020
Other investments	496,000	0	4,970	491,030
Total	$150,158,141	$286,261	$12,660,020	$137,784,382

December 31, 2025
U.S. GSE debt securities	$12,000,000	$0	$556,223	$11,443,777
U.S. Government securities	11,521,640	0	185,660	11,335,980
Taxable Municipal securities	300,000	0	34,437	265,563
Tax-exempt Municipal securities	10,712,772	105,694	494,815	10,323,651
Agency MBS	118,162,360	443,634	11,344,758	107,261,236
ABS and OAS	1,745,851	0	78,970	1,666,881
CMO	1,756,131	0	12,327	1,743,804
Other investments	496,000	0	8,134	487,866
Total	$156,694,754	$549,328	$12,715,324	$144,528,758

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $114.9 million and $118.1 million, respectively, and a fair value of $103.9 million and $107.3 million, respectively, as of March 31, 2026 and December 31, 2025.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

March 31, 2026	$57,771,094	$51,785,688
December 31, 2025	59,380,136	53,294,329

There were no sales of debt securities during the first three months of 2026 or 2025.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
March 31, 2026
Due in one year or less	$13,570,463	$13,383,373
Due from one to five years	$8,779,817	8,382,987
Due from five to ten years	3,400,302	3,080,039
Due after ten years	9,441,529	9,030,259
Agency MBS	114,966,030	103,907,724
Total	$150,158,141	$137,784,382

December 31, 2025
Due in one year or less	$14,556,482	$14,347,722
Due from one to five years	11,054,063	10,602,542
Due from five to ten years	2,853,838	2,638,068
Due after ten years	10,068,011	9,679,190
Agency MBS	118,162,360	107,261,236
Total	$156,694,754	$144,528,758

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
March 31, 2026
U.S. GSE debt securities	$0	$0	$11,448,136	$551,864	11	$11,448,136	$551,864
U.S. Government securities	0	0	9,384,367	129,090	17	9,384,367	129,090
Taxable Municipal securities	0	0	263,014	36,986	1	263,014	36,986
Tax-exempt Municipal securities	2,982,471	41,502	4,482,014	525,437	16	7,464,485	566,939
Agency MBS	2,938,188	10,438	81,355,199	11,281,386	116	84,293,387	11,291,824
ABS and OAS	0	0	1,425,480	71,364	4	1,425,480	71,364
CMO	0	0	681,020	6,983	3	681,020	6,983
Other investments	0	0	491,030	4,970	2	491,030	4,970
Total	$5,920,659	$51,940	$109,530,260	$12,608,080	170	$115,450,919	$12,660,020

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2025
U.S. GSE debt securities	$0	$0	$11,443,777	$556,223	11	$11,443,777	$556,223
U.S. Government securities	0	0	11,335,980	185,660	21	11,335,980	185,660
Taxable Municipal securities	0	0	265,563	34,437	1	265,563	34,437
Tax-exempt Municipal securities	980,268	3,766	5,553,783	491,049	14	6,534,051	494,815
Agency MBS	0	0	83,695,677	11,344,758	112	83,695,677	11,344,758
ABS and OAS	0	0	1,666,881	78,970	4	1,666,881	78,970
CMO	0	0	1,743,804	12,327	4	1,743,804	12,327
Other investments	0	0	487,866	8,134	2	487,866	8,134
Total	$980,268	$3,766	$116,193,331	$12,711,558	169	$117,173,599	$12,715,324

As of March 31, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery. Management determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses, and that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions. Accordingly, there was no ACL on AFS debt securities as of March 31, 2026, or December 31, 2025.

Accrued interest receivable on AFS debt securities which totaled $402,670 and $449,020 on March 31, 2026, and December 31, 2025, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5. Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

The composition of net loans follows:
	March 31, 2026		December 31, 2025

Commercial & industrial	$114,432,291	11.64%	$107,458,746	11.13%
Purchased (1)	9,172,762	0.93%	10,010,347	1.04%
Commercial real estate	505,658,932	51.39%	499,647,904	51.76%
Municipal	64,105,885	6.52%	62,078,419	6.43%
Residential real estate - 1st lien	241,750,077	24.57%	236,556,346	24.51%
Residential real estate - Jr lien	45,601,568	4.63%	46,472,047	4.81%
Consumer	3,154,972	0.32%	3,061,853	0.32%
Total loans	983,876,487	100.00%	965,285,662	100.00%

ACL	(11,280,241)		(10,864,983)
Deferred net loan costs	852,511		786,604
Net loans	$973,448,757		$955,207,283

(1)

As of March 31, 2026, purchased loans consisted of $2.8 million in commercial loans and $6.4 million in consumer loans, compared to $3.0 million and $7.0 million, respectively, as of December 31, 2025.

Accrued interest receivable on loans totaled $4.7 million and $3.9 million as of March 31, 2026, and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended March 31	2026	2025

Credit loss expense - loans	$426,984	$418,874
Credit loss reversal - OBS credit exposure	(35,479)	(93,820)
Credit loss expense	$391,505	$325,054

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended March 31, 2026

	Balance			Credit Loss	Balance
	December 31,			Expense	March 31,
	2025	Charge-offs	Recoveries	(Reversal)	2026

Commercial & Industrial	$627,062	$(29,396)	$29,554	$32,672	$659,892
Purchased	30,221	0	0	(2,374)	27,847
Commercial Real Estate	6,303,378	0	0	338,437	6,641,815
Municipal	155,196	0	0	5,069	160,265
Residential Real Estate - 1st Lien	3,120,462	0	3,822	46,331	3,170,615
Residential Real Estate - Jr Lien	600,940	0	0	(9,430)	591,510
Consumer	27,724	(24,020)	8,314	16,279	28,297
Totals	$10,864,983	$(53,416)	$41,690	$426,984	$11,280,241

For the year ended December 31, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(393,439)	$56,006	$237,007	$627,062
Purchased	22,415	0	0	7,806	30,221
Commercial Real Estate	6,487,700	0	0	(184,322)	6,303,378
Municipal	167,719	0	0	(12,523)	155,196
Residential Real Estate - 1st Lien	2,087,034	(13,757)	14,367	1,032,818	3,120,462
Residential Real Estate - Jr Lien	291,239	0	0	309,701	600,940
Consumer	26,617	(93,021)	35,633	58,495	27,724
Totals	$9,810,212	$(500,217)	$106,006	$1,448,982	$10,864,983

For the three months ended March 31, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	March 31,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(38,872)	$8,291	$6,329	$703,236
Purchased	22,415	0	0	(1,880)	20,535
Commercial Real Estate	6,487,700	0	0	(78,197)	6,409,503
Municipal	167,719	0	0	8,390	176,109
Residential Real Estate - 1st Lien	2,087,034	(266)	0	438,102	2,524,870
Residential Real Estate - Jr Lien	291,239	0	0	22,337	313,576
Consumer	26,617	(28,120)	3,807	23,793	26,097
Totals	$9,810,212	$(67,258)	$12,098	$418,874	$10,173,926

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of March 31, 2026							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$4,652	$11,403	$16,543	$8,886	$9,946	$6,271	$41,691	$0	$99,392
Special mention	29	9	19	6	1,017	18	5,456	0	6,554
Substandard/Doubtful	0	0	0	515	3,848	1,758	2,365	0	8,486
Total	$4,681	$11,412	$16,562	$9,407	$14,811	$8,047	$49,512	$0	$114,432

Purchased:
Pass	$3,932	$0	$0	$2,661	$64	$2,516	$0	$0	$9,173
Total	$3,932	$0	$0	$2,661	$64	$2,516	$0	$0	$9,173

Commercial real estate:
Pass	$11,769	$59,018	$53,951	$79,749	$83,279	$146,881	$49,104	$0	$483,751
Special mention	0	0	0	5,178	2,875	7,863	0	0	15,916
Substandard/Doubtful	0	214	1,200	0	0	4,578	0	0	5,992
Total	$11,769	$59,232	$55,151	$84,927	$86,154	$159,322	$49,104	$0	$505,659

Municipal:
Pass	$3,335	$26,127	$4,048	$135	$230	$11,884	$17,133	$0	$62,892
Special mention	0	0	0	0	0	1,214	0	0	1,214
Total	$3,335	$26,127	$4,048	$135	$230	$13,098	$17,133	$0	$64,106

Residential real estate - 1st lien:
Pass	$10,177	$45,059	$26,219	$24,692	$29,856	$97,490	$4,404	$0	$237,897
Special mention	0	0	0	352	480	371	0	0	1,203
Substandard/Doubtful	2,423	0	0	40	0	187	0	0	2,650
Total	$12,600	$45,059	$26,219	$25,084	$30,336	$98,048	$4,404	$0	$241,750

Residential real estate - Jr lien:
Pass	$807	$5,829	$3,854	$1,402	$1,382	$1,234	$29,381	$1,573	$45,462
Special mention	0	0	67	0	0	58	0	0	125
Substandard/Doubtful	0	0	0	0	0	15	0	0	15
Total	$807	$5,829	$3,921	$1,402	$1,382	$1,307	$29,381	$1,573	$45,602

Consumer:
Pass	$959	$990	$603	$325	$137	$141	$0	$0	$3,155
Total	$959	$990	$603	$325	$137	$141	$0	$0	$3,155

Total Loans	$38,083	$148,649	$106,504	$123,941	$133,114	$282,479	$149,534	$1,573	$983,877

As of March 31, 2026, there were (i) no Special mention loans or Substandard/Doubtful loans within the Purchased and Consumer loan segments, and (ii) no Substandard/Doubtful loans within the Municipal loan segment.

As of December 31, 2025							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$11,960	$17,660	$9,792	$11,597	$3,493	$3,673	$39,322	$0	$97,497
Special mention	0	0	7	91	$29	0	1,102	0	1,229
Substandard/Doubtful	0	0	545	3,948	497	1,374	2,369	0	8,733
Total	$11,960	$17,660	$10,344	$15,636	$4,019	$5,047	$42,793	$0	$107,459

Purchased:
Pass	$4,213	$0	$3,046	$67	$733	$1,951	$0	$0	$10,010
Total	$4,213	$0	$3,046	$67	$733	$1,951	$0	$0	$10,010

Commercial real estate:
Pass	$59,936	$55,850	$81,591	$88,236	$32,288	$118,864	$44,536	$0	$481,301
Special mention	0	0	4,605	176	0	7,034	0	0	11,815
Substandard/Doubtful	220	1,217	0	0	0	5,095	0	0	6,532
Total	$60,156	$57,067	$86,196	$88,412	$32,288	$130,993	$44,536	$0	$499,648

Municipal:
Pass	$26,477	$4,074	$136	$236	$2,579	$9,469	$17,870	$0	$60,841
Special mention	0	0	0	0	0	1,238	0	0	1,238
Total	$26,477	$4,074	$136	$236	$2,579	$10,707	$17,870	$0	$62,079

Residential real estate - 1st lien:
Pass	$44,262	$26,622	$25,994	$31,186	$32,717	$68,611	$4,445	$0	$233,837
Special mention	0	0	154	183	224	158	0	0	719
Substandard/Doubtful	0	0	41	0	107	1,852	0	0	2,000
Total	$44,262	$26,622	$26,189	$31,369	$33,048	$70,621	$4,445	$0	$236,556

Residential real estate - Jr lien:
Pass	$6,149	$3,005	1,490	$1,425	$279	$1,030	$31,264	$1,686	$46,328
Special mention	0	68	0	0	0	61	0	0	129
Substandard/Doubtful	0	0	0	0	0	15	0	0	15
Total	$6,149	$3,073	$1,490	$1,425	$279	$1,106	$31,264	$1,686	$46,472

Consumer:
Pass	$1,583	$695	$395	$182	$73	$134	$0	$0	$3,062
Total	$1,583	$695	$395	$182	$73	$134	$0	$0	$3,062

Total Loans	$154,800	$109,191	$127,796	$137,327	$73,019	$220,559	$140,908	$1,686	$965,286

As of December 31, 2025, there were (i) no Substandard/Doubtful loans within the Municipal loan segment and (ii) no Special mention or Substandard/Doubtful loans within the Purchased or Consumer loan segments.

Gross charge-offs, by loan segment and origination year, were as follows:

For the three months ended March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$0	$0	$0	$18	$11	$0	$29
Consumer	0	10	0	0	0	14	24
Total current period gross charge-offs	$0	$10	$0	$18	$11	$14	$53

For the three months ended March 31, 2026, there were no current period charge-offs within the Purchased, Commercial real estate, Municipal, Residential real estate 1st lien, and Residential real estate Jr lien loan segments.

For the year ended December 31, 2025
	Term Loans and Charge Offs by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$83	$0	$8	$0	$0	$303	$394
Residential real estate - 1st lien	0	0	0	13	0	0	13
Consumer	1	17	5	5	1	64	93
Total current period gross charge-offs	$84	$17	$13	$18	$1	$367	$500

For the year ended, December 31, 2025, there were no current period gross charge-offs within the Purchased, Commercial real estate, Municipal, or Residential real estate Jr lien loan segments.

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented. There were no nonaccrual loans with an ACL as of March 31, 2026, or December 31, 2025.

		90 Days or
	Total	More and
March 31, 2026	Nonaccrual	Accruing

Commercial & industrial	$6,403,347	$0
Commercial real estate	542,720	0
Residential real estate - 1st lien	220,583	535,537
Residential real estate - Jr lien	14,524	100,983
Totals	$7,181,174	$636,520

		90 Days or
	Total	More and
December 31, 2025	Nonaccrual	Accruing

Commercial & industrial	$5,720,577	$0
Commercial real estate	1,020,249	0
Residential real estate - 1st lien	253,064	253,055
Residential real estate - Jr lien	15,741	225,568
Totals	$7,009,631	$478,623

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
March 31, 2026	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$726,035	$944,206	$1,670,241	$112,762,050	$114,432,291
Purchased	0	0	0	9,172,762	9,172,762
Commercial real estate	541,861	13,556	555,417	505,103,515	505,658,932
Municipal	0	0	0	64,105,885	64,105,885
Residential real estate - 1st lien	2,465,116	563,746	3,028,862	238,721,215	241,750,077
Residential real estate - Jr lien	320,585	100,983	421,568	45,180,000	45,601,568
Consumer	232,318	0	232,318	2,922,654	3,154,972
Totals	$4,285,915	$1,622,491	$5,908,406	$977,968,081	$983,876,487

		90 Days	Total
December 31, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$11,044	$987,634	$998,678	$106,460,068	$107,458,746
Purchased	0	0	0	10,010,347	10,010,347
Commercial real estate	356,541	17,548	374,089	499,273,815	499,647,904
Municipal	0	0	0	62,078,419	62,078,419
Residential real estate - 1st lien	1,563,753	299,793	1,863,546	234,692,800	236,556,346
Residential real estate - Jr lien	402,645	225,568	628,213	45,843,834	46,472,047
Consumer	31,542	0	31,542	3,030,311	3,061,853
Totals	$2,365,525	$1,530,543	$3,896,068	$961,389,594	$965,285,662

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (i.e. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

Real Estate
March 31, 2026
Commercial real estate	$1,356
Totals	$1,356

December 31, 2025
Commercial real estate	$1,755
Residential real estate - 1st lien	153,661
Totals	$155,416

Residential real estate loans in process of foreclosure consisted of two loans in the amounts of $296,742 and $273,031, as of March 31, 2026, and December 31, 2025, respectively.

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

As of March 31, 2026, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP). Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of March 31, 2026 and 2025.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Management’s review of the ACL during the first quarter of 2026 resulted in an increase in the qualitative factor for the risk status of criticized & classified in the commercial and CRE segments to reflect increases in criticized loans in each of the segments.

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

Specific component

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are also not included in the collective evaluation. In general, loans individually evaluated for estimated credit losses include those (i) greater than $100,000 with a nonaccrual status or (ii) that have other unique characteristics differing from the portfolio segment. Specific reserves are established when appropriate for such loans based on the present value of expected future cash flows of the loan. However, when management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Modifications of Loans

A loan is considered modified if, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is reduced by the same amount.

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

The following table presents the amortized cost basis of loans as of March 31, 2026, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial & Industrial	$19,150	0.0167%
Commercial Real Estate	70,529	0.0139%
Total	$89,679	0.0307%

As of March 31, 2026, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026.

Weighted-
Average
Term Extension
(months/years)

Commercial & Industrial	3
Commercial Real Estate	3

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that have been modified to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the last twelve months.

		Past Due
		90 Days
	Current	or More

Commercial & Industrial	$45,113	$0
Commercial Real Estate	70,529	87,931
Total	$115,642	$87,931

There was one loan to a borrower experiencing financial difficulty that was modified within the previous twelve months that had subsequently defaulted during the three months ended March 31, 2026. Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the loan portfolio into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets. As of March 31, 2026, and December 31, 2025, the ACL on OBS credit exposures totaled $593,175 and $628,655, respectively.

Note 6. Goodwill and Other Intangible Assets

As a result of a merger with LyndonBank on December 31, 2007, the Company recorded goodwill amounting to $11,574,269. Goodwill is not amortizable and is not deductible for tax purposes.

As of December 31, 2025, the most recent evaluation, management concluded that no impairment existed. Management evaluates its goodwill intangible for impairment at least annually, or more frequently as circumstances warrant.

Note 7. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Three Months Ended March 31	2026

Balance at beginning of year	$626,827
MSRs capitalized	8,208
MSRs amortized	(30,504)
Balance at end of period	$604,531

Year Ended December 31,	2025

Balance at beginning of year	$704,488
MSRs capitalized	48,112
MSRs amortized	(125,773)
Balance at end of year	$626,827

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy, are summarized below. There were no Level 3 assets or liabilities measured on a recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between Levels during either of the periods presented for 2026 or 2025.

	March 31,	December 31,
Assets: (market approach)	2026	2025

Level 1
U.S. Government securities	$9,384,367	$11,335,980

Level 2
U.S. GSE debt securities	$11,448,136	$11,443,777
Taxable Municipal securities	263,014	265,563
Tax-exempt Municipal securities	10,183,611	10,323,651
Agency MBS	103,907,724	107,261,236
ABS and OAS	1,425,480	1,666,881
CMO	681,020	1,743,804
Other investments	491,030	487,866
Level 2 Total	$128,400,015	$133,192,778

Grand Total	$137,784,382	$144,528,758

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Individually analyzed loans measured at fair value only include those loans with a partial write-down or with a related specific ACL and are presented net of the specific allowances as disclosed in Note 5. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either of the periods presented for 2026 or 2025.

	March 31,	December 31,
Level 2	2026	2025
Assets: (market approach)
Loans held-for-sale	$300,000	$138,000
MSRs (1)	604,531	626,827
OREO	0	319,019

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

March 31, 2026		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$64,599	$64,599	$0	$0	$64,599
Debt securities AFS	137,784	9,384	128,400	0	137,784
Restricted equity securities	2,902	0	2,902	0	2,902
Loans and loans held-for-sale, net of ACL
Commercial & industrial	113,771	0	0	113,345	113,345
Purchased	9,145	0	0	9,058	9,058
Commercial real estate	499,002	0	0	490,780	490,780
Municipal	63,947	0	0	63,189	63,189
Residential real estate - 1st lien	239,747	0	0	230,273	230,273
Residential real estate - Jr lien	45,010	0	0	44,781	44,781
Consumer	3,127	0	0	3,163	3,163
MSRs (1)	605	0	995	0	995
Accrued interest receivable	5,298	0	5,298	0	5,298

Financial liabilities:
Deposits
Other deposits	988,003	0	987,574	0	987,574
Brokered deposits	29,764	0	30,192	0	30,192
Overnight borrowings	0	0	0	0	0
Short-term advances	0	0	0	0	0
Long-term advances	35,975	0	35,945	0	35,945
Repurchase agreements	40,087	0	40,087	0	40,087
Operating lease obligations	710	0	710	0	710
Finance lease obligations	2,904	0	2,904	0	2,904
Subordinated debentures	12,887	0	12,764	0	12,764
Accrued interest payable	495	0	495	0	495

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$128,062	$128,062	$0	$0	$128,062
Debt securities AFS	144,529	11,336	133,193	0	144,529
Restricted equity securities	2,933	0	2,933	0	2,933
Loans and loans held-for-sale, net of ACL
Commercial & industrial	106,831	0	0	105,985	105,985
Purchased	9,980	0	0	9,857	9,857
Commercial real estate	493,328	0	0	482,275	482,275
Municipal	61,923	0	0	61,007	61,007
Residential real estate - 1st lien	234,378	0	0	224,115	224,115
Residential real estate - Jr lien	45,871	0	0	45,530	45,530
Consumer	3,034	0	0	3,068	3,068
MSRs (1)	627	0	1,025	0	1,025
Accrued interest receivable	4,608	0	4,608	0	4,608

Financial liabilities:
Deposits
Other deposits	1,040,158	0	1,039,494	0	1,039,494
Brokered deposits	30,510	0	31,229	0	31,229
Long-term advances	35,975	0	36,030	0	36,030
Repurchase agreements	41,498	0	41,498	0	41,498
Operating lease obligations	692	0	692	0	692
Finance lease obligations	2,964	0	2,964	0	2,964
Subordinated debentures	12,887	0	12,766	0	12,766
Accrued interest payable	485	0	485	0	485

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

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On March 18, 2026, the Company’s Board declared a cash dividend of $0.25 per common share, payable May 1, 2026, to shareholders of record as of April 26, 2026 (as revised by vote of the Board subsequent to March 18, 2026). This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended March 31, 2026

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of March 31, 2026 and December 31, 2025, and its consolidated results of operations for the three-month interim period and one year period presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in its 2025 Annual Report on Form 10-K filed with the SEC. Please refer to Note 1 in the accompanying consolidated financial statements for a listing of acronyms and defined terms used throughout the following discussion.

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

•	the impact of inflation and the rate of economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	the impact on our customers of government shutdowns and federal, state and local budgetary cutbacks;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings to fund loans and sales of investment securities;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
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

29

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

OVERVIEW

The Company’s consolidated assets as of March 31, 2026, were $1.24 billion compared to $1.29 billion as of December 31, 2025, a decrease of 4.1%. Changes in the asset base included an increase in loans of $18.6 million, which was more than offset by a decrease in overnight deposits of $61.2 million, or 52.6%. The increase in the loan portfolio was primarily attributable to increases of $4.3 million in residential first and Jr. lien loans, $6.0 million in CRE loans, $2.0 million in municipal loans and $7.0 million in C&I loans. While cash funded the increase in the loan portfolio, the decrease in overnight deposits reflects typical and expected first quarter deposit runoff, particularly in government agency and non arbitrage accounts.

Total deposits as of March 31, 2026, were $1.02 billion compared to $1.07 billion as of December 31, 2025, a decrease of $52.9 million, or 4.9%. Year to date, time deposits increased $7.9 million, or 3.6% and savings accounts increased $5.4 million, or 3.8%, while demand and interest-bearing transaction accounts collectively decreased $28.1 million, or 5.4%, and money market funds decreased $38.2 million, or 20.4%. Borrowed funds remained level from December 31, 2025.

Total interest income increased $1.5 million, or 10.3%, for the first quarter of 2026, compared to the same period in 2025. The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the increase in interest income in the comparison period.

Total interest expense decreased $7 thousand, or 0.1%, for the first quarter of 2026, compared to the same period in 2025. The year-over-year increase of $15 thousand, or 4%, in interest expense on the Company’s borrowed funds was more than offset by a decrease of $21 thousand, or 8.5% in interest expense on junior subordinated debentures due to a decrease in the floating rate associated with these funds. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section of this Management’s Discussion and Analysis for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the first quarter of 2026 was $391,505 compared to $325,054 for the same period in 2025, resulting in an increase of $66,451, or 20.4%, between periods. In determining the current period credit loss expense management considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rates and various qualitative factors, which management reviews and adjusts, as appropriate, in its ACL calculation to better reflect expected credit losses in the loan portfolio. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the first quarter of 2026 increased $844 thousand, or 23.9%, to $4.4 million compared to $3.5 million for the same period in 2025, primarily due to the increase in net interest income of $1.4 million after credit loss expense. This change, along with significant changes in non-interest income and non-interest expense, are discussed in the appropriate sections of this Management’s Discussion and Analysis.

Equity capital increased to $116.8 million, with a book value per share of $20.88 as of March 31, 2026, compared to $113.7 million and a book value per share of $20.36 as of December 31, 2025. Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion in of the changes in the Company’s equity capital for the three months ended March 31, 2026.

On March 18, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on May 1, 2026, to shareholders of record on April 26, 2026 (as adjusted on April 15, 2026).

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of March 31, 2026, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

Effective July 31, 2025, the Company’s affiliate, CFS Partners, redeemed the one third limited liability company membership and distributional interests of Guaranty Bancorp, Inc. (“Guaranty”), immediately prior to consummation of Guaranty’s merger with and into Bar Harbor Bankshares. Under the terms of the redemption agreement, beginning March 1, 2025, Guaranty Bancorp agreed to forego its distributional interest in CFS Partners through the closing date of the redemption. Accordingly, beginning March 1, 2025, the Company’s share of the profit and loss from the operations of CFS Partners’ sole subsidiary, CFSG, increased from one-third to 50%, and effective on July 31, 2025, the Company’s non-economic membership (governance) interest in CFS Partners likewise increased to 50%. The Company does not have a controlling interest in CFS Partners and accounts for its investment using the equity method.

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

These policies are described in the Company’s 2025 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Aside from adjustments in qualitative factors and other economic indicators in the calculation of the ACL, there were no material changes during the first three months of 2026 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the first quarter of 2026 was $4.4 million, or $0.78 per common share, compared to $3.5 million, or $0.62 per common share, for the same period in 2025. Core earnings (NII) before credit loss expense were $10.9 million for the first three months of 2026, compared to $9.4 million for the same period in 2025. Interest and fees on loans, the major component of interest income, increased $1.2 million, or 9.2% for the first quarter of 2026 compared to the same period in 2025. Interest paid on deposits, which is the major component of total interest expense, decreased $9 thousand, or 0.2% for the first quarter of 2026 compared to the same period in 2025, driven primarily by adjustments to relationship pricing on deposits. Interest on borrowed funds increased $15 thousand, or 4.0%, for the first quarter of 2026 compared to the same quarter of 2025, due to an increase in the average volume of borrowed funds between periods despite a decrease in the average rate paid.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended March 31,	2026	2025

Return on average assets	1.42%	1.20%
Return on average equity	15.31%	14.35%
Dividend payout ratio (1)	32.05%	38.71%
Average equity to average assets	9.26%	8.38%

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

The Company’s tax-exempt interest income of $718,134 and $727,753 for the three months ended March 31, 2026 and 2025, respectively, was derived from loans to local municipalities of $64.1 million and $70.4 million, and tax-exempt municipal investment securities of $10.2 million and $10.1 million, as of March 31, 2026 and 2025, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended March 31,	2026	2025

Net interest income as presented	$10,947,880	$9,438,324
Effect of tax-exempt income	190,896	217,539
Net interest income, tax equivalent	$11,138,776	$9,655,863

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

	Three Months Ended March 31,
	2026			2025
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$965,738,376	$14,602,142	6.13%	$929,855,663	$13,411,196	5.85%
Taxable investment securities	131,609,725	804,751	2.48%	149,766,292	859,231	2.33%
Tax-exempt investment securities	10,384,325	101,786	3.98%	10,221,261	101,786	4.04%
Federal funds sold and overnight deposits	73,138,455	657,098	3.64%	30,281,514	321,948	4.31%
Other investments (2)	3,291,150	51,958	6.40%	2,890,037	47,890	6.72%
Total interest-earning assets	1,184,162,031	$16,217,735	5.55%	$1,123,014,767	$14,742,051	5.32%
Cash and due from banks	9,593,514			10,103,399
Premises and equipment	12,046,131			12,045,058
BOLI	5,404,176			5,325,319
Goodwill	11,574,269			11,574,269
Other assets	27,065,199			27,718,101
Total assets	$1,249,845,320			$1,189,780,913

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$296,082,035	1,356,417	1.86%	$296,303,191	1,382,843	1.89%
Money market funds	163,868,329	882,881	2.19%	166,327,792	1,069,531	2.61%
Savings deposits	145,951,206	28,140	0.08%	142,921,994	28,876	0.08%
Time deposits	226,878,587	1,909,194	3.41%	189,536,621	1,704,657	3.65%
Repurchase agreements	41,842,386	293,730	2.85%	45,903,122	285,959	2.53%
Borrowed funds	35,975,044	369,125	4.16%	32,733,356	352,806	4.37%
Finance lease obligations	2,924,810	16,825	2.30%	3,160,528	18,171	2.30%
Junior subordinated debentures	12,887,000	222,647	7.01%	12,887,000	243,345	7.66%
Total interest-bearing liabilities	926,409,397	$5,078,959	2.22%	889,773,604	$5,086,188	2.32%
Non-interest bearing deposits	198,193,813			190,729,805
Other liabilities	9,534,297			9,608,658
Total liabilities	1,134,137,507			1,090,112,067
Shareholders' equity	115,707,813			99,668,846
Total liabilities and shareholders' equity	$1,249,845,320			$1,189,780,913

Net interest income		$11,138,776			$9,655,863
Net interest spread (3)			3.33%			3.00%
Net interest margin (4)			3.81%			3.49%

(1)

Included in net loans are non-accrual loans with average balances of $6,683,288 and $8,730,643 for the three months ended March 31, 2026 and 2025, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $64,263,585 and $68,300,830 for the three months ended March 31, 2026 and 2025, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,226,000 and $2,217,295 for the three months ended March 31, 2026 and 2025, respectively, with a dividend rate of approximately 7.05% and 8.41%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-month period ended March 31, 2026 increased 5.4% compared to the same period last year, and the average yield on interest-earning assets increased 23 bps.

The average volume of loans increased over the three-month comparison period of 2026 versus 2025 by 3.9%, and the average yield on loans increased 28 bps. Loans accounted for 81.6% of the average interest-earning asset portfolio for the three-month period ended March 31, 2026, compared to 82.8% for the same period last year. Interest earned on the loan portfolio as a percentage of total interest income was 90.0% for the three-month period in 2026 compared to 91.0% for the same period in 2025.

The average volume of the taxable investment portfolio (classified as AFS) decreased 12.1% during the three-month period ended March 31, 2026, compared to the same period last year, while the average yield increased 15 bps between periods.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three-month period ended March 31, 2025 increased 0.1% and the tax equivalent yield decreased six bps. There were no tax-exempt bond purchases during the first three months of 2026, however the fair value of the portfolio has increased, accounting for the increase in average volume in this portfolio.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 141.5% for the three-month period ended March 31, 2026, compared to the same period in 2025. The average volume grew steadily throughout 2025 with the influx of customer deposit accounts, primarily municipal deposit accounts. The average yield on these funds decreased 67 bps for the three-month period ended March 31, 2026, versus the same period in 2025.

The average volume of interest-bearing liabilities for the three-month period ended March 31, 2026 increased 4.1% compared to the same period in 2025, and the average rate paid on interest-bearing liabilities decreased 10 bps.

The average volume of interest-bearing transaction accounts decreased 0.1% for the three-month period ended March 31, 2026, compared to the same period in 2025, while the average rate paid on these accounts decreased three bps between comparison periods. Interest-bearing transaction accounts comprised 31.9% of the average interest-bearing liabilities portfolio for the three-month period ended March 31, 2026, compared to 33.3% for the same period last year. Interest paid on these funds accounted for 26.7% of total interest expense for the three-month period of 2026 compared to 27.2% for the same period in 2025.

The average volume of money market accounts decreased 1.5% for the three-month period ended March 31, 2026, compared to the same period in 2025, and the average rate paid on these deposits decreased 42 bps. The decrease in average volume was driven primarily by cyclical decreases in the average volume of municipal deposit accounts during the third and fourth quarters of 2025.

The average volume of savings accounts increased 2.1% for the three-month period ended March 31, 2026, compared to the same period in 2025, with no change in the average rate paid on these accounts.

The average volume of time deposits increased 19.7% for the three-month period ended March 31, 2026, compared to the same period in 2025, and the average rate paid decreased 24 bps. The increase in the average volume is attributable to CD promotional products offered throughout 2025 and into 2026.

The average volume of repurchase agreements decreased 8.9% for the three-month period ended March 31, 2026, compared to the same period in 2025, and the average rate paid increased 32 bps between comparison periods.

As deposit accounts decreased during 2025, the need for borrowed funds increased, accounting for the 9.9% increase in average volume of borrowed funds during the three-month period ended March 31, 2026, compared to the same period in 2025. The average rate paid on borrowed funds decreased by 21 bps for the three-month period ended March 31, 2026, compared to the same period in 2025.

In summary, between the three-month periods ended March 31, 2026 and 2025, the average yield on interest-earning assets increased 23 bps and the average rate paid on interest-bearing liabilities decreased 10 bps. Net interest spread increased 33 bps for the three-month period ended March 31, 2026 versus the same period in 2025, and the net interest margin increased 32 bps between comparison periods.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2026 and 2025 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended March 31, 2025
	Variance	Variance
	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$673,350	$517,596	$1,190,946
Taxable investment securities	56,549	(111,029)	(54,480)
Tax-exempt investment securities	(1,624)	1,624	0
Federal funds sold and overnight deposits	(120,308)	455,458	335,150
Other investments	(2,578)	6,646	4,068
Total	$605,389	$870,295	$1,475,684

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	($25,412)	($1,014)	($26,426)
Money market funds	(173,369)	(13,281)	(186,650)
Savings deposits	(1,334)	598	(736)
Time deposits	(131,541)	336,078	204,537
Repurchase agreements	36,307	(28,536)	7,771
Borrowed funds	(18,611)	34,930	16,319
Finance lease obligations	(9)	(1,337)	(1,346)
Junior subordinated debentures	(20,698)	0	(20,698)
Total	$(334,667)	$327,438	$(7,229)

Changes in net interest income	$940,056	$542,857	$1,482,913

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

Items which have shown a year-to-year decrease in volume have variances allocated as follows:

Variance due to rate = Change in rate x old volume

Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended
	March 31		Change
	2026	2025	Income	Percent

Service fees	$936,477	$886,782	$49,695	5.60%
Income from sold loans	69,546	69,377	169	0.24%
Other income from loans	350,194	270,167	80,027	29.62%
Other income
Income from CFS Partners	242,438	249,350	(6,912)	-2.77%
Other miscellaneous income	146,685	102,933	43,752	42.51%
Total non-interest income	$1,745,340	$1,578,609	$166,731	10.56%

Total non-interest income increased $166,731, or 10.6%, for the three months ended March 31, 2026, compared to the same period in 2025, with significant changes noted in the following:

•

Increases in debit card usage resulting in approximately $22 thousand in VISA check interchange income as well as increases in ATM usage fees and wire fees primarily accounts for the $50 thousand increase in service fees.

•

Increases in commercial loan documentation fees, totaling $97 thousand, primarily accounts for the increase in other income from loans year over year, partially offset by a decrease in commercial rate lock fees of $10 thousand and home equity documentation fees of $5 thousand.

•	Income from CFS Partners decreased between periods due in part to a large negative mark-to-market adjustment to their investment portfolio due to the decline in the equity markets at quarter end.

•	A gain on a sold OREO property of $37 thousand largely accounts for the increase in Other miscellaneous income.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Expense	Percent

Salaries and wages	$2,578,836	$2,320,066	$258,770	11.15%
Employee benefits	1,111,276	1,017,974	93,302	9.17%
Occupancy expenses, net	774,981	781,856	(6,875)	-0.88%
Other expenses
Directors fees	155,101	158,057	(2,956)	-1.87%
Charged-off checks	14,241	(45,513)	59,754	-131.29%
Outsourcing expense	102,401	116,629	(14,228)	-12.20%
Service contracts - administrative	273,417	222,071	51,346	23.12%
Audit fees	133,693	138,314	(4,621)	-3.34%
Consultant services	92,417	91,749	668	0.73%
Collection & non-accruing loan expense	(10,000)	2,000	(12,000)	-600.00%
ATM & debit card expense	210,345	181,408	28,937	15.95%
State deposit tax	285,771	263,574	22,197	8.42%
Printing and supplies	57,225	46,461	10,764	23.17%
Marketing expense	131,250	118,749	12,501	10.53%
Other miscellaneous expenses	1,146,406	1,090,217	56,189	5.15%
Total non-interest expense	$7,057,360	$6,503,612	$553,748	8.51%

Total non-interest expense increased $553,748, or 8.5% for the three months ended March 31, 2026, compared to the same period in 2025, with significant changes noted in the following:

•	The increases in salaries and wages during the three-month period of 2026 reflects normal salary increases as well as newly filled positions.

•	The increase in employee benefits in the three-month period is attributable to increased health insurance claims in 2026 compared to 2025 under the Company’s self-insured health plan.

•	The increase in charged-off checks is related to a recovery during the first quarter of 2025.

•	The decrease in outsourcing expense is attributable to a renegotiated contract from the Company’s core processing provider.

•

The year over year increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	Collection & non-accruing loan expenses were lower year over year due to the recovery of expenses associated with properties in foreclosure that were resolved.

•	ATM & debit card expenses are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

•	The increase in state deposit tax is attributable to an increase in average deposits which is used in the calculation of taxes due.

•	The increase in printing and supplies is due to an adjustment made for the disposal of debit card stock in the migration to tap to pay cards.

•	Marketing expense increased due to marketing promotions relating to the Bank’s 175th anniversary celebration year.

APPLICABLE INCOME TAXES

The provision for income taxes increased $212,441, or 32.1%, for the first quarter of 2026 compared to the same period in 2025, which is the consistent with the increase in income before income taxes. Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $249,612 for the first quarter of 2026 and 2025.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $257,433 and $148,890, respectively, for the first quarter of 2026 and 2025. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	March 31, 2026		December 31, 2025
Assets
Loans	$983,876,487	79.65%	$965,285,662	74.97%
AFS securities	137,784,382	11.15%	144,528,758	11.23%

Liabilities
Demand deposits	199,316,812	16.14%	218,842,543	17.00%
Interest-bearing transaction accounts	291,067,383	23.56%	299,636,739	23.27%
Money market funds	148,980,329	12.06%	187,132,921	14.53%
Savings deposits	147,941,226	11.98%	142,543,291	11.07%
Time deposits	230,461,007	18.66%	222,512,507	17.28%
Long-term advances	35,975,022	2.91%	35,975,022	2.79%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$18,590,825	1.93%
AFS securities	(6,744,376)	-4.67%

Liabilities
Demand deposits	(19,525,731)	-8.92%
Interest-bearing transaction accounts	(8,569,356)	-2.86%
Money market funds	(38,152,592)	-20.39%
Savings deposits	5,397,935	3.79%
Time deposits	7,948,500	3.57%

The increase in the loan portfolio during the first three months of 2026 was primarily attributable to increases in CRE loans, residential real estate 1st lien loans, as well as municipal loans.

The decrease in the securities AFS portfolio at March 31, 2026 is attributable to the combined effect during the first three months of the year of an increase of $208 thousand in unrealized losses reflected in OCI, as well as maturities of $2.1 million and principal payments on MBS, ABS and CMO investments totaling $4.5 million. The cash flow resulting from maturities and other principal payments was used to fund loan growth. In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in interest-bearing transactions accounts at March 31, 2026 from year end 2025 is attributable to a decrease of $5.9 million, or 13.9% in a CFSG deposit account, and a decrease of $4.9 million or 4.0%, in ICS accounts. The decrease in money market accounts was primarily driven by a decrease of $20.8 million, or 42.7% in ICS accounts.

Uninsured Deposits

Estimated deposits in excess of the FDIC insurance level amounted to $234.5 million as of March 31, 2026 and $261.7 million as of December 31, 2025. The estimated balance of $51.9 million of uninsured time deposits as of March 31, 2026 was made up of time CDs of $47.7 million and retirement accounts of $4.2 million. Increments of maturity of these time deposits are summarized as follows:

3 months or less	$23,937,484
Over 3 through 6 months	6,198,740
Over 6 through 12 months	19,781,880
Over 12 months	1,956,025
Total	$51,874,130

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

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, thereby impacting NII, the primary component of the Company’s earnings. Fluctuations in interest rates can also have an impact on liquidity. The ALCO uses an outside consultant to perform rate shock simulations to the Company's net interest income, as well as a variety of other analyses. It is ALCO’s function to provide the assumptions used in the modeling process. Assumptions used in prior period simulation models are regularly tested by comparing projected NII with actual NII. The ALCO utilizes the results of the simulation model to quantify the estimated exposure of NII and liquidity to sustain interest rate changes. The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on the Company’s balance sheet. The model also simulates the balance sheet’s sensitivity to a prolonged flat rate environment. All rate scenarios are simulated, assuming a parallel shift of the yield curve; however further simulations are performed utilizing non-parallel changes in the yield curve, including an inverted yield curve. The results of this sensitivity analysis are compared to the ALCO policy limits which specify a maximum tolerance level for NII exposure over a 1-year horizon, assuming no balance sheet growth, given a 200 bp shift upward and a 200 bp shift downward in interest rates.

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning March 31, 2026:

Rate Change	Percent Change in NII

Down 200 bps	-0.4%
Up 200 bps	-1.3%

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

As of March 31, 2026, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%. The quarterly floating rate in effect on the debentures was 6.83% for the March 2026 payment, compared to a floating rate of 7.47% for the March 2025 payment.

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

Residential mortgage loans represented 29.2% of the Company’s loan balances as of March 31, 2026, compared to 29.3% as of December 31, 2025. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of March 31, 2026, junior lien home equity products made up 15.9% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturities within the Company’s loan portfolio as of March 31, 2026.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$1,812,137	$28,586,805	$18,343,598	$0	$48,742,540
Purchased (1)	75,428	3,626,129	5,471,205	0	9,172,762
Commercial real estate	8,443,458	4,116,044	16,588,340	1,319,654	30,467,496
Municipal	41,859,641	4,129,407	5,123,585	1,000,000	52,112,633
Residential real estate - 1st lien	29,603	4,883,883	21,970,406	54,568,133	81,452,025
Residential real estate - Jr lien	304,902	441,182	4,911,702	93,675	5,751,461
Consumer	1,025,800	1,787,822	24,045	0	2,837,667
Total Loans	$53,550,969	$47,571,273	$72,432,881	$56,981,462	$230,536,585

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$27,985,969	$20,880,271	$8,911,130	$7,912,381	$65,689,751
Commercial real estate	2,418,783	13,958,796	112,315,953	346,497,904	475,191,436
Municipal	0	0	8,863,656	3,129,596	11,993,252
Residential real estate - 1st lien	1,713,856	3,360,734	17,369,285	137,854,177	160,298,052
Residential real estate - Jr lien	192,152	1,388,077	13,277,700	24,992,178	39,850,107
Consumer	39,505	139,196	138,604	0	317,305
Total Loans	$32,350,265	$39,727,074	$160,876,445	$520,386,236	$753,340,020

(1)

Consists of commercial loans totaling $75 thousand within 1 year, $2.7 million in 2 – 5 years and $0 in 6 – 15 years; and consumer loans of $0, $929 thousand and $1.5 million in those maturity categories, respectively.

The Company experienced solid growth in the CRE loan portfolio, which is consistent with its strategic focus on commercial lending. Commercial & industrial, purchased, CRE and municipal loans collectively comprised 69.3% of the Company’s loan portfolio as of March 31, 2026, compared to 71.7% as of December 31, 2025. The largest components of the CRE portfolio were $142.0 million in owner-occupied CRE and $181.9 million in non-owner occupied CRE as of March 31, 2026, compared to $125.5 million and $154.6 million, respectively, as of December 31, 2025.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. As of March 31, 2026, the Company had $24.4 million in guaranteed loans with guaranteed balances of $16.9 million, compared to $24.2 million in guaranteed loans with guaranteed balances of $16.7 million as of December 31, 2025. PPP loans with outstanding balances of $0 as of March 31, 2026, and $8 thousand as of December 31, 2025, are included in these totals, which carried a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	March 31,		Change
	2026	2025	$	%
Credit loss expense – loans	$426,984	$418,874	$8,110	1.94%
Credit loss reversal - OBS credit exposure	(35,479)	(93,820)	58,341	62.18%
Credit loss expense	$391,505	$325,054	$66,451	20.44%

The increase in the credit loss expense on loans in the first months of 2026 compared to the same period in 2025, was due in part to an increase in certain qualitative factors as well as an increase in the volume of the loan portfolio. The decrease in the OBS credit exposure between periods is attributable to a decrease in unfunded loan commitments under contract.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	March 31,	December 31,
	2026	2025

ACL to total loans outstanding	1.15%	1.13%
ACL	$11,280,241	$10,864,983
Loans outstanding	$983,876,487	$965,285,662

Non-accruing loans to loans outstanding	0.73%	0.73%
Non-accruing loans	$7,181,174	$7,009,631
Loans outstanding	$983,876,487	$965,285,662

ACL to non-accruing loans	157.08%	155.00%
ACL	$11,280,241	$10,864,983
Non-accruing loans	$7,181,174	$7,009,631

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

Commercial & industrial	$659,892	11.64%	$627,062	11.13%
Purchased	27,847	0.93%	30,221	1.04%
Commercial real estate	6,641,815	51.39%	6,303,378	51.76%
Municipal	160,265	6.52%	155,196	6.43%
Residential real estate - 1st lien	3,170,615	24.57%	3,120,462	24.51%
Residential real estate - Jr lien	591,510	4.63%	600,940	4.81%
Consumer	28,297	0.32%	27,724	0.32%
Total	$11,280,241	100.00%	$10,864,983	100.00%

The first quarter ACL analysis indicated that the reserve balance of $11.3 million as of March 31, 2026, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date. As discussed in Note 5 of the accompanying unaudited interim consolidated financial statements, included in the ACL calculation for the first quarter of 2026 was an adjustment made by management to increase the risk status of the qualitative factor for criticized & classified in the commercial and CRE segments to reflect increases in criticized & classified loans in these segments.

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

Net charge-offs during the periods presented to average loans outstanding were as follows:

For the Three Months Ended March 31,	2026	2025

Commercial & industrial	0.00%	-0.27%
Net recoveries (charge-offs) during the period	$158	$(337,433)
Average amount outstanding	$110,431,398	$122,780,745

Purchased	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$6,782,419	$10,093,245

Commercial real estate	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$504,730,654	$484,575,956

Municipal	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$64,263,585	$66,623,605

Residential real estate - 1st lien	0.00%	0.00%
Net recoveries during the period	$3,822	$610
Average amount outstanding	$238,481,154	$226,986,996

Residential real estate - Jr lien	0.00%	0.00%
Net charge-offs during the period	$0	$0
Average amount outstanding	$45,384,421	$39,429,849

Consumer	-0.27%	-2.03%
Net charge-offs during the period	$(15,706)	$(57,388)
Average amount outstanding	$5,802,642	$2,823,232

Total loans	0.00%	-0.04%
Net charge-offs during the period	$(11,726)	$(394,211)
Average amount outstanding	$975,876,273	$953,313,628

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first three months of 2026, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed. As of March 31, 2026, and December 31, 2025, the Company had no one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions. As of March 31, 2026 and December 31, 2025, the Company reported $4.8 million and $4.7 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $27.9 million as of March 31, 2026, compared to $48.8 million as of December 31, 2025, and the balance in ICS reciprocal demand deposits as of those dates was $117.2 million and $122.0 million, respectively.

Additionally, the Company had brokered deposits from other sources totaling approximately $29.8 million as of March 31, 2026 and $30.5 million as of December 31, 2025. These relationships have provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of March 31, 2026 and December 31, 2025, borrowing capacity of $140.2 million and $137.6 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $35.9 million for both periods.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	March 31,	December 31,
	2026	2025

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 13, 2028 (1)	$800,000	$800,000
FHLBB option advance, 4.54%, due May 15, 2026	10,000,000	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	5,000,000	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	5,000,000	5,000,000
FHLBB option advance, 3.51%, due March 27, 2028	5,000,000	5,000,000
FHLB term advance, 0.00%, due September 24, 2030 (1)	175,022	175,022
Total Long-Term Advances	$35,975,022	$35,975,022

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $61.6 million and $62.6 million, respectively, as of March 31, 2026, and December 31, 2025. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 375 bps. The Company had no outstanding advances through this facility as of March 31, 2026, or December 31, 2025.

As of March 31, 2026, and December 31, 2025, the Company had an unsecured line of credit of $12.5 million with a correspondent bank. The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares. Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions, as Management deems appropriate. The repurchase authorization expires in July, 2029 unless extended, or earlier terminated, by the Board. Notwithstanding the program’s five-year term, the Board reviews and re-evaluates the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors. In addition, management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of March 31, 2026, 90,308 shares had been repurchased since the inception of the program, for an aggregate purchase price of $1.9 million, including 1,070 shares at an average purchase price of $24.89 and an aggregate purchase price of $26,633 during the first quarter of 2026.

The following table illustrates the changes in shareholders' equity from December 31, 2025, to March 31, 2026:

Balance as of December 31, 2025 (book value $20.36 per common share)	$113,686,978
Net income	4,369,102
Issuance of common stock through the DRIP	370,726
Dividends declared on common stock	(1,393,291)
Repurchase of shares through the stock buyback program	(26,633)
Change in AOCI on AFS securities, net of tax	(164,132)
Balance as of March 31, 2026 (book value $20.88 per common share)	$116,842,750

As described in more detail in Note 22 to the audited consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K and under the caption “LIQUIDITY AND CAPITAL RESOURCES” in the MD&A section of that report, the Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies pursuant to which they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of March 31, 2026, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

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
	(Dollars in Thousands)
March 31, 2026:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$115,044	13.00%	$39,831	4.50%	$61,959	7.00%	N/A	N/A
Bank	$127,069	14.36%	$39,809	4.50%	$61,925	7.00%	$57,502	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$127,931	14.45%	$53,108	6.00%	$75,236	8.50%	N/A	N/A
Bank	$127,069	14.36%	$53,079	6.00%	$75,195	8.50%	$70,771	8.00%
Total capital (to risk-weighted assets)
Company	$139,005	15.70%	$70,810	8.00%	$92,939	10.50%	N/A	N/A
Bank	$138,137	15.62%	$70,771	8.00%	$92,888	10.50%	$88,464	10.00%
Tier 1 capital (to average assets)
Company	$127,931	10.25%	$49,904	4.00%	N/A	N/A	N/A	N/A
Bank	$127,069	10.19%	$49,884	4.00%	N/A	N/A	$62,355	5.00%

December 31, 2025:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$111,724	12.77%	$39,377	4.50%	$61,253	7.00%	N/A	N/A
Bank	$123,559	14.13%	$39,345	4.50%	$61,203	7.00%	$56,831	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$124,611	14.24%	$52,503	6.00%	$74,379	8.50%	N/A	N/A
Bank	$123,559	14.13%	$52,459	6.00%	$74,318	8.50%	$69,946	8.00%
Total capital (to risk-weighted assets)
Company	$135,556	15.49%	$70,003	8.00%	$91,879	10.50%	N/A	N/A
Bank	$134,495	15.38%	$69,946	8.00%	$91,804	10.50%	$87,432	10.00%
Tier 1 capital (to average assets)
Company	$124,611	10.00%	$49,832	4.00%	N/A	N/A	N/A	N/A
Bank	$123,559	9.92%	$49,807	4.00%	N/A	N/A	$62,258	5.00%

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is involved in litigation that is considered incidental to its business. Management does not expect that any such litigation will be material to the Company's consolidated financial condition or results of operations.

ITEM 1A. Risk Factors

In management’s view, the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2025, represent the most significant risks to the Company's future results of operations and financial condition as of the date of this quarterly report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended March 31, 2026, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
		Weighted	Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)	Per Share	Announced Plan (2)	End of the Period

January 1 - January 31	4,070	$27.00	1,070	184,692
February 1 - February 29	5,000	32.75	0	184,692
March 1 - March 31	0	0.00	0	184,692
Total	9,070	$30.17	1,070	184,692

(1)

Of the 9,070 shares, 8,000 shares were purchased in open market purchases for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18. The remaining 1,070 shares were purchased as part of the Company’s repurchase program.

(2)

All purchases shown in this column during the quarter were made pursuant to the repurchase program adopted by the Company’s Board of Directors in July, 2024 authorizing the repurchase from time to time of up to 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant. The repurchase authorization, which was most recently reviewed and reauthorized in August 2025, will expire in July, 2029 unless extended or earlier terminated by the Board of Directors.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three-month interim period ended March 31, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: May 15, 2026	/s/Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: May 15, 2026	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the three-months ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- month interim period ended March 31, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

