Form 10-Q
period 2026-06-30
COMMUNITY BANCORP /VT
filed 2026-08-14
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

At August 3, 2026, there were 5,600,902 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	June 30,	December 31,
Consolidated Balance Sheets	2026	2025
	(Unaudited)

Assets
Cash and due from banks	$19,772,554	$11,802,391
Federal funds sold and overnight deposits	5,840,996	116,259,370
Total cash and cash equivalents	25,613,550	128,061,761
Securities available-for-sale (amortized cost $139,848,277 and $156,694,754 at 06/30/26 and 12/31/25, respectively)	127,982,828	144,528,758
Restricted equity securities, at cost	1,918,950	2,933,050
Loans held-for-sale	813,332	138,000
Loans	970,535,252	965,285,662
Allowance for credit losses	(11,881,321)	(10,864,983)
Deferred net loan costs	940,423	786,604
Net loans	959,594,354	955,207,283
Bank premises and equipment, net	12,220,494	12,090,886
Accrued interest receivable	4,505,039	4,607,975
Bank owned life insurance	5,435,603	5,398,085
Goodwill	11,574,269	11,574,269
Other real estate owned	0	319,019
Other assets	23,090,295	22,699,860
Total assets	$1,172,748,714	$1,287,558,946

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$204,738,374	$218,842,543
Interest-bearing transaction accounts	278,551,211	299,636,739
Money market funds	125,665,889	187,132,921
Savings	146,071,626	142,543,291
Time deposits, $250,000 and over	48,195,437	46,913,997
Other time deposits	178,431,659	175,598,510
Total deposits	981,654,196	1,070,668,001
Repurchase agreements	35,019,257	41,498,171
Borrowed funds	10,975,022	35,975,022
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	11,319,225	12,843,774
Total liabilities	1,051,854,700	1,173,871,968

Shareholders' Equity
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,902,267 shares issued at 06/30/26 and 5,882,266 shares issued at 12/31/25	14,755,668	14,705,665
Additional paid-in capital	40,757,013	40,076,561
Retained earnings	79,287,690	73,021,908
Accumulated other comprehensive loss	(9,373,705)	(9,611,137)
Less: treasury stock, at cost; 300,409 shares at 06/30/26 and 299,339 shares at 12/31/25	(4,532,652)	(4,506,019)
Total shareholders' equity	120,894,014	113,686,978
Total liabilities and shareholders' equity	$1,172,748,714	$1,287,558,946

Book value per common share outstanding	$21.58	$20.36

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended June 30,
Consolidated Statements of Income	2026	2025
(Unaudited)

Interest income
Interest and fees on loans	$14,748,598	$13,691,705
Interest on taxable debt securities	741,821	948,048
Interest on tax-exempt debt securities	80,411	80,411
Dividends	47,363	58,595
Interest on federal funds sold and overnight deposits	424,413	71,857
Total interest income	16,042,606	14,850,616

Interest expense
Interest on deposits	4,009,541	3,972,008
Interest on borrowed funds	301,838	444,596
Interest on repurchase agreements	262,376	298,057
Interest on junior subordinated debentures	221,045	241,413
Total interest expense	4,794,800	4,956,074

Net interest income	11,247,806	9,894,542
Credit loss expense	720,967	407,046
Net interest income after credit loss expense	10,526,839	9,487,496

Non-interest income
Service fees	988,219	969,775
Income from sold loans	89,692	96,705
Other income from loans	537,043	331,759
Income from investment in CFS Partners	579,795	548,308
Other income	117,998	112,164
Total non-interest income	2,312,747	2,058,711

Non-interest expense
Salaries and wages	2,632,767	2,392,661
Employee benefits	1,102,841	1,056,273
Occupancy expenses, net	779,462	794,451
Other expenses	2,650,168	2,424,015
Total non-interest expense	7,165,238	6,667,400

Income before income taxes	5,674,348	4,878,807
Income tax expense	986,564	819,031
Net income	$4,687,784	$4,059,776

Earnings per common share	$0.84	$0.72
Weighted average number of common shares
used in computing earnings per share	5,594,749	5,612,675
Dividends declared per common share	$0.25	$0.24

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Six Months Ended June 30,
Consolidated Statements of Income	2026	2025
(Unaudited)

Interest income
Interest and fees on loans	$29,181,219	$26,906,737
Interest on taxable debt securities	1,546,571	1,807,276
Interest on tax-exempt debt securities	160,823	160,823
Dividends	99,321	106,485
Interest on federal funds sold and overnight deposits	1,081,511	393,806
Total interest income	32,069,445	29,375,127

Interest expense
Interest on deposits	8,186,172	8,157,915
Interest on borrowed funds	687,788	815,574
Interest on repurchase agreements	556,106	584,016
Interest on junior subordinated debentures	443,692	484,758
Total interest expense	9,873,758	10,042,263

Net interest income	22,195,687	19,332,864
Credit loss expense	1,112,473	732,100
Net interest income after credit loss expense	21,083,214	18,600,764

Non-interest income
Service fees	1,924,696	1,856,557
Income from sold loans	159,237	166,082
Other income from loans	887,238	601,927
Income from investment in CFS Partners	822,234	797,657
Other income	264,682	215,097
Total non-interest income	4,058,087	3,637,320

Non-interest expense
Salaries and wages	5,211,603	4,712,727
Employee benefits	2,214,118	2,074,245
Occupancy expenses, net	1,554,443	1,576,307
Other expenses	5,242,433	4,807,731
Total non-interest expense	14,222,597	13,171,010

Income before income taxes	10,918,704	9,067,074
Income tax expense	1,861,817	1,481,843
Net income	$9,056,887	$7,585,231

Earnings per common share	$1.62	$1.34
Weighted average number of common shares
used in computing earnings per share	5,590,465	5,608,997
Dividends declared per common share	$0.50	$0.48

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended June 30,
	2026	2025

Net income	$4,687,784	$4,059,776

Other comprehensive income
Unrealized gain on securities AFS arising during the period	508,309	1,157,124
Tax effect	(106,745)	(242,996)
Other comprehensive income, net of tax	401,564	914,128
Total comprehensive income	$5,089,348	$4,973,904

	Six Months Ended June 30,
	2026	2025

Net income	$9,056,887	$7,585,231

Other comprehensive income, net of tax:
Unrealized gain on securities AFS arising during the period	300,545	4,163,265
Tax effect	(63,114)	(874,286)
Other comprehensive income, net of tax	237,431	3,288,979
Total comprehensive income	$9,294,318	$10,874,210

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Six Months Ended June 30, 2026
		Additional				Total
	Common	paid-in	Retained		Treasury	shareholders'
	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2026	$14,705,665	$40,076,561	$73,021,908	($9,611,137)	($4,506,019)	$113,686,978

Issuance of common stock	36,788	333,938				370,726
Cash dividends declared
Common stock			(1,393,291)			(1,393,291)
Preferred stock			0			0
Shares purchased through stock buyback plan					(26,633)	(26,633)
Comprehensive income
Net income			4,369,102			4,369,102
Other comprehensive loss				(164,132)		(164,132)
March 31, 2026	$14,742,453	$40,410,499	$75,997,719	($9,775,269)	($4,532,652)	$116,842,750

Issuance of common stock	13,215	346,514				359,729
Cash dividends declared
Common stock			(1,397,813)			(1,397,813)
Preferred stock			0			0
Shares purchased through stock buyback plan					0	0
Comprehensive income
Net income			4,687,784			4,687,784
Other comprehensive income				401,564		401,564
June 30, 2026	$14,755,668	$40,757,013	$79,287,690	($9,373,705)	($4,532,652)	$120,894,014

*Accumulated other comprehensive loss

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Six Months Ended June 30, 2025
			Additional				Total
	Common	Preferred	paid-in	Retained		Treasury	shareholders'
	Stock	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2025	$14,522,588	$1,500,000	$38,801,755	$61,623,460	($15,776,821)	($2,622,777)	$98,048,205

Issuance of common stock	53,085		310,454				363,539
Cash dividends declared
Common stock				(1,343,515)			(1,343,515)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(35,380)	(35,380)
Comprehensive income
Net income				3,525,455			3,525,455
Other comprehensive income					2,374,851		2,374,851
March 31, 2025	$14,575,673	$1,500,000	$39,112,209	$63,777,275	($13,401,970)	($2,658,157)	$102,905,030

Issuance of common stock	46,397		305,745				352,142
Cash dividends declared
Common stock				(1,346,706)			(1,346,706)
Preferred stock				(28,125)			(28,125)
Shares purchased through stock buyback plan						(512,838)	(512,838)
Comprehensive income
Net income				4,059,776			4,059,776
Other comprehensive income					914,128		914,128
June 30, 2025	$14,622,070	$1,500,000	$39,417,954	$66,462,220	($12,487,842)	($3,170,995)	$106,343,407

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$9,056,887	$7,585,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	501,759	516,568
Credit loss expense	1,112,473	732,100
Deferred income tax benefit	(110,975)	(39,732)
Gain on sale of loans	(44,874)	(39,749)
(Gain) loss on sale of bank premises and equipment	(18,486)	7,839
Gain on sale of OREO	(37,318)	0
Income from CFS Partners	(822,234)	(797,658)
Amortization of bond premium, net	25,076	36,411
Proceeds from sales of loans held for sale	1,480,391	1,872,874
Originations of loans held for sale	(2,110,849)	(2,691,225)
Decrease in taxes payable	(125,074)	(87,161)
Decrease in interest receivable	102,936	29,856
Decrease in mortgage servicing rights	40,168	44,685
Decrease (increase) in right-of-use assets	112,190	(298,008)
(Decrease) increase in operating lease liabilities	(106,358)	323,243
Decrease (increase) in other assets	49,699	(263,660)
Increase in cash surrender value of BOLI	(37,518)	(40,441)
Amortization of limited partnerships	770,782	425,736
Change in net deferred loan fees and costs	(153,819)	(57,815)
Decrease in interest payable	(113,579)	(1,938,683)
Decrease in accrued expenses	(15,222)	(622,869)
Decrease in other liabilities	(192,158)	(104,836)
Net cash provided by operating activities	9,363,897	4,592,706

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	16,821,399	19,913,602
Purchases	0	(14,971,773)
Proceeds from redemption of restricted equity securities	1,167,201	1,316,700
Purchases of restricted equity securities	(153,100)	(2,107,700)
Decrease in limited partnership contributions payable	(1,182,994)	0
Investments in limited liability entities	(255,916)	0
Increase in loans, net	(5,328,232)	(13,933,241)
Capital expenditures net of proceeds from sales of bank premises and equipment	(653,753)	(386,502)
Proceeds from sales of OREO	356,337	0
Recoveries of loans charged off	105,448	36,874
Net cash provided by (used in) investing activities	10,876,390	(10,132,040)

9

	2026	2025

Cash Flows from Financing Activities:
Net decrease in demand and interest-bearing transaction accounts	(35,189,697)	(40,105,058)
Net decrease in money market and savings accounts	(57,938,697)	(38,710,600)
Net increase in time deposits	4,114,589	10,136,759
Net decrease in repurchase agreements	(6,478,914)	(2,716,058)
Net decrease in short-term borrowings	0	(21,800,000)
(Repayment) proceeds from long-term borrowings	(25,000,000)	5,000,000
Decrease in finance lease obligations	(120,066)	(116,370)
Shares purchased through stock buyback program	(26,633)	(548,218)
Dividends paid on preferred stock	0	(56,250)
Dividends paid on common stock	(2,049,080)	(1,957,974)
Net cash used in financing activities	(122,688,498)	(90,873,769)

Net decrease in cash and cash equivalents	(102,448,211)	(96,413,103)
Cash and cash equivalents:
Beginning	128,061,761	110,940,202
Ending	$25,613,550	$14,527,099

Supplemental Schedule of Cash Paid During the Period:
Interest	$9,987,337	$11,980,946

Income taxes, net of refunds	$1,583,000	$1,183,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized gain on securities AFS	$300,545	$4,163,265

Additions to operating lease liabilities	$71,318	$510,199

Investment in limited partnerships, not yet paid	$3,173,006	$4,356,000

Common Shares Dividends Paid:
Dividends declared	$2,791,105	$2,690,221
Increase in dividends payable attributable to dividends declared	(11,570)	(16,566)
Dividends reinvested	(730,455)	(715,681)
Total dividends paid	$2,049,080	$1,957,974

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

The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide smaller reporting company scaled disclosures where management deems it appropriate, and to provide its audited consolidated statements of income, comprehensive income, changes in shareholders’ equity for a two-year, rather than a three year period and cash flows.

In addition to the definitions provided elsewhere in this quarterly report, the definitions, acronyms and abbreviations identified below are used throughout this report, including in Part I. “Financial Information” and Part II. “Other Information” and are intended to aid the reader and provide a reference page when reviewing this report.

ABS:	Asset backed security	FASB:	Financial Accounting Standards Board
ACL:	Allowance for Credit Losses	FDIC:	Federal Deposit Insurance Corporation
AFS:	Available-for-sale	FDICIA:	Federal Deposit Insurance Corporation
Agency MBS:	MBS issued by a US government agency		Improvement Act of 1991
	or GSE	FHLBB:	Federal Home Loan Bank of Boston
ALCO:	Asset Liability Committee	FHLMC:	Federal Home Loan Mortgage Corporation
AOCI:	Accumulated other comprehensive income	FOMC:	Federal Open Market Committee
ASC:	Accounting Standards Codification	FRB:	Federal Reserve Board
ASU:	Accounting Standards Update	FRBB:	Federal Reserve Bank of Boston
Bancorp:	Community Bancorp.	GAAP:	Generally Accepted Accounting Principles
Bank:	Community National Bank		in the United States
BHG:	Bankers Healthcare Group	GSE:	Government sponsored enterprise
BIC:	Borrower-in-Custody	HTM:	Held-to-maturity
Board:	Board of Directors	ICS:	Insured Cash Sweeps of the IntraFi Network
BOLI:	Bank owned life insurance	IRS:	Internal Revenue Service
bp or bps:	Basis point(s)	JNE:	Jobs for New England
BTFP:	Bank Term Funding Program	Jr:	Junior
CDARS:	Certificate of Deposit Accounts Registry	MBS:	Mortgage-backed security
	Service of the IntraFi Network	MSRs:	Mortgage servicing rights
CDs:	Certificates of deposit	NII:	Net interest income
CECL:	Current Expected Credit Loss	NMTC:	New Market Tax Credit
CFSG:	Community Financial Services Group, LLC	OAS:	Other amortizing security
CFS Partners:	Community Financial Services Partners,	OBS:	Off-balance sheet
	LLC	OCI:	Other comprehensive income (loss)
CME:	CME Group Benchmark Administration Ltd.	OREO:	Other real estate owned
CMO:	Collateralized Mortgage Obligations	OTTI:	Other-than-temporary impairment
Company:	Community Bancorp. and Subsidiary	PMI:	Private mortgage insurance
CRE:	Commercial Real Estate	PPP:	Paycheck Protection Program
DCF:	Discounted cash flow	RD:	USDA Rural Development
DDA or DDAs:	Demand Deposit Account(s)	SBA:	U.S. Small Business Administration
DTC:	Depository Trust Company	SEC:	U.S. Securities and Exchange Commission
DRIP:	Dividend Reinvestment Plan	SOFR:	Secured Overnight Financing Rate
Exchange Act:	Securities Exchange Act of 1934	USDA:	U.S. Department of Agriculture
		VA:	U.S. Veterans Administration

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock:

Three Months Ended June 30,	2026	2025

Net income, as reported	$4,687,784	$4,059,776
Less: dividends to preferred shareholders	0	28,125
Net income available to common shareholders	$4,687,784	$4,031,651
Weighted average number of common shares used in calculating earnings per share	5,594,749	5,612,675
Earnings per common share	$0.84	$0.72

Six Months Ended June 30,	2026	2025

Net income, as reported	$9,056,887	$7,585,231
Less: dividends to preferred shareholders	0	56,250
Net income available to common shareholders	$9,056,887	$7,528,981
Weighted average number of common shares used in calculating earnings per share	5,590,465	5,608,997
Earnings per common share	$1.62	$1.34

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2026
U.S. GSE debt securities	$12,000,000	$0	$539,562	$11,460,438
U.S. Government securities	7,005,615	0	74,520	6,931,095
Taxable Municipal securities	300,000	0	37,015	262,985
Tax-exempt Municipal securities	10,682,842	90,973	482,063	10,291,752
Agency MBS	107,756,748	173,218	10,906,243	97,023,723
ABS and OAS	1,497,096	0	85,128	1,411,968
CMO	109,976	0	3,461	106,515
Other investments	496,000	0	1,648	494,352
Total	$139,848,277	$264,191	$12,129,640	$127,982,828

December 31, 2025
U.S. GSE debt securities	$12,000,000	$0	$556,223	$11,443,777
U.S. Government securities	11,521,640	0	185,660	11,335,980
Taxable Municipal securities	300,000	0	34,437	265,563
Tax-exempt Municipal securities	10,712,772	105,694	494,815	10,323,651
Agency MBS	118,162,360	443,634	11,344,758	107,261,236
ABS and OAS	1,745,851	0	78,970	1,666,881
CMO	1,756,131	0	12,327	1,743,804
Other investments	496,000	0	8,134	487,866
Total	$156,694,754	$549,328	$12,715,324	$144,528,758

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $107.8 million and $118.2 million, respectively, and a fair value of $97.0 million and $107.3 million, respectively, as of June 30, 2026 and December 31, 2025.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

June 30, 2026	$56,331,935	$50,563,255
December 31, 2025	59,380,136	53,294,329

There were no sales of debt securities during the first six months of 2026 or 2025.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
June 30, 2026
Due in one year or less	$10,514,259	$10,404,233
Due from one to five years	$8,750,100	8,352,934
Due from five to ten years	3,396,767	3,078,422
Due after ten years	9,430,403	9,123,516
Agency MBS	107,756,748	97,023,723
Total	$139,848,277	$127,982,828

December 31, 2025
Due in one year or less	$14,556,482	$14,347,722
Due from one to five years	11,054,063	10,602,542
Due from five to ten years	2,853,838	2,638,068
Due after ten years	10,068,011	9,679,190
Agency MBS	118,162,360	107,261,236
Total	$156,694,754	$144,528,758

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
June 30, 2026
U.S. GSE debt securities	$0	$0	$11,460,438	$539,562	11	$11,460,438	$539,562
U.S. Government securities	0	0	6,931,095	74,521	12	6,931,095	74,520
Taxable Municipal securities	0	0	262,985	37,015	1	262,985	37,015
Tax-exempt Municipal securities	1,509,098	16,289	4,529,967	465,773	13	6,039,065	482,063
Agency MBS	9,806,811	60,316	76,764,104	10,845,927	116	86,570,915	10,906,243
ABS and OAS	0	0	1,411,969	85,128	4	1,411,968	85,128
CMO	0	0	106,515	3,461	2	106,515	3,461
Other investments	0	0	494,352	1,648	2	494,352	1,648
Total	$11,315,909	$76,605	$101,961,425	$12,053,035	161	$113,277,333	$12,129,640

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2025
U.S. GSE debt securities	$0	$0	$11,443,777	$556,223	11	$11,443,777	$556,223
U.S. Government securities	0	0	11,335,980	185,660	21	11,335,980	185,660
Taxable Municipal securities	0	0	265,563	34,437	1	265,563	34,437
Tax-exempt Municipal securities	980,268	3,766	5,553,783	491,049	14	6,534,051	494,815
Agency MBS	0	0	83,695,677	11,344,758	112	83,695,677	11,344,758
ABS and OAS	0	0	1,666,881	78,970	4	1,666,881	78,970
CMO	0	0	1,743,804	12,327	4	1,743,804	12,327
Other investments	0	0	487,866	8,134	2	487,866	8,134
Total	$980,268	$3,766	$116,193,331	$12,711,558	169	$117,173,599	$12,715,324

As of June 30, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery. Management determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses, and that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions. Accordingly, there was no ACL on AFS debt securities as of June 30, 2026, or December 31, 2025.

Accrued interest receivable on AFS debt securities which totaled $409,673 and $449,020 on June 30, 2026, and December 31, 2025, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5. Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

The composition of net loans follows:
	June 30, 2026		December 31, 2025

Commercial & industrial	$117,749,482	12.14%	$107,458,746	11.13%
Purchased (1)	8,208,684	0.85%	10,010,347	1.04%
Commercial real estate	498,088,756	51.32%	499,647,904	51.76%
Municipal	44,583,605	4.59%	62,078,419	6.43%
Residential real estate - 1st lien	251,402,921	25.90%	236,556,346	24.51%
Residential real estate - Jr lien	47,584,816	4.90%	46,472,047	4.81%
Consumer	2,916,988	0.30%	3,061,853	0.32%
Total loans	970,535,252	100.00%	965,285,662	100.00%

ACL	(11,881,321)		(10,864,983)
Deferred net loan costs	940,423		786,604
Net loans	$959,594,354		$955,207,283

(1)	As of June 30, 2026, purchased loans consisted of $2.5 million in commercial loans and $5.7 million in consumer loans, compared to $3.0 million and $7.0 million, respectively, as of December 31, 2025.

Accrued interest receivable on loans totaled $4.0 million as of June 30, 2026, and December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended June 30,	2026	2025

Credit loss expense - loans	$562,548	$394,622
Credit loss expense - OBS credit exposure	158,419	12,424
Credit loss expense	$720,967	$407,046

Six Months Ended June 30,	2026	2025

Credit loss expense - loans	$989,532	$813,496
Credit loss (reversal) expense - OBS credit exposure	122,941	(81,396)
Credit loss expense	$1,112,473	$732,100

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended June 30, 2026

	Balance			Credit Loss	Balance
	March 31,			Expense	June 30,
	2026	Charge-offs	Recoveries	(Reversal)	2026

Commercial & Industrial	$659,892	($1,525)	$43,409	$598,648	$1,300,424
Purchased	27,847	0	0	(3,065)	24,782
Commercial Real Estate	6,641,815	0	0	(131,909)	6,509,906
Municipal	160,265	0	0	(48,806)	111,459
Residential Real Estate - 1st Lien	3,170,615	0	3,807	120,487	3,294,909
Residential Real Estate - Jr Lien	591,510	0	0	24,137	615,647
Consumer	28,297	(23,701)	16,542	3,056	24,194
Totals	$11,280,241	($25,226)	$63,758	$562,548	$11,881,321

For the six months ended June 30, 2026

	Balance			Credit Loss	Balance
	December 31,			Expense	June 30,
	2025	Charge-offs	Recoveries	(Reversal)	2026

Commercial & Industrial	$627,062	($30,921)	72,964	631,319	$1,300,424
Purchased	30,221	0	0	(5,439)	24,782
Commercial Real Estate	6,303,378	0	0	206,528	6,509,906
Municipal	155,196	0	0	(43,737)	111,459
Residential Real Estate - 1st Lien	3,120,462	0	7,629	166,818	3,294,909
Residential Real Estate - Jr Lien	600,940	0	0	14,707	615,647
Consumer	27,724	(47,721)	24,855	19,336	24,194
Totals	$10,864,983	($78,642)	$105,448	$989,532	$11,881,321

For the year ended December 31, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	($393,439)	$56,006	$237,007	$627,062
Purchased	22,415	0	0	7,806	30,221
Commercial Real Estate	6,487,700	0	0	(184,322)	6,303,378
Municipal	167,719	0	0	(12,523)	155,196
Residential Real Estate - 1st Lien	2,087,034	(13,757)	14,367	1,032,818	3,120,462
Residential Real Estate - Jr Lien	291,239	0	0	309,701	600,940
Consumer	26,617	(93,021)	35,633	58,495	27,724
Totals	$9,810,212	($500,217)	$106,006	$1,448,982	$10,864,983

For the three months ended June 30, 2025

	Balance			Credit Loss	Balance
	March 31			Expense	June 30
	2025	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$703,236	$0	$7,477	($13,588)	$697,125
Purchased	20,535	0	0	12,045	32,580
Commercial Real Estate	6,409,503	0	0	350,531	6,760,034
Municipal	176,108	0	0	(70,080)	106,028
Residential Real Estate - 1st Lien	2,524,870	0	485	76,744	2,602,099
Residential Real Estate - Jr Lien	313,576	0	0	13,006	326,582
Consumer	26,097	(43,792)	16,814	25,964	25,083
Totals	$10,173,925	($43,792)	$24,776	$394,622	$10,549,531

For the six months ended June 30, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	June 30
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	($38,872)	$15,768	($7,259)	$697,125
Purchased	22,415	0	0	10,165	32,580
Commercial Real Estate	6,487,700	0	0	272,334	6,760,034
Municipal	167,719	0	0	(61,691)	106,028
Residential Real Estate - 1st Lien	2,087,034	(266)	485	514,846	2,602,099
Residential Real Estate - Jr Lien	291,239	0	0	35,343	326,582
Consumer	26,617	(71,913)	20,621	49,758	25,083
Totals	$9,810,212	($111,051)	$36,874	$813,496	$10,549,531

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of June 30, 2026							Revolving	Revolving
							Loans	Loans
	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$9,176	$10,946	$15,403	$7,891	$9,329	$5,300	$47,467	$0	$105,512
Special mention	0	8	147	142	973	64	3,884	0	5,218
Substandard/Doubtful	0	0	0	499	3,756	970	1,794	0	7,019
Total	$9,176	$10,954	$15,550	$8,532	$14,058	$6,334	$53,145	$0	$117,749

Purchased:
Pass	$3,700	$0	$0	$2,191	$61	$2,257	$0	$0	$8,209
Total	$3,700	$0	$0	$2,191	$61	$2,257	$0	$0	$8,209

Commercial real estate:
Pass	$29,902	$58,920	$54,610	$70,165	$72,536	$141,017	$48,992	$0	$476,142
Special mention	0	0	583	5,171	2,908	7,123	$198	0	15,983
Substandard/Doubtful	0	209	1,201	0	32	4,522	0	0	5,964
Total	$29,902	$59,129	$56,394	$75,336	$75,476	$152,662	$49,190	$0	$498,089

Municipal:
Pass	$7,898	$4,179	$3,887	$111	$156	$11,476	$15,686	$0	$43,393
Special mention	0	0	0	0	0	1,191	0	0	1,191
Total	$7,898	$4,179	$3,887	$111	$156	$12,667	$15,686	$0	$44,584

Residential real estate - 1st lien:
Pass	$25,491	$43,941	$25,628	$24,518	$29,454	$93,596	$4,977	$0	$247,605
Special mention	0	0	0	238	595	436	0	0	1,269
Substandard/Doubtful	2,411	0	0	40	0	77	0	0	2,528
Total	$27,902	$43,941	$25,628	$24,796	$30,049	$94,109	$4,977	$0	$251,402

Residential real estate - Jr lien:
Pass	$983	$5,953	$3,791	$1,202	$1,328	$1,181	$31,142	$1,673	$47,253
Special mention	0	0	66	0	0	54	0	0	120
Substandard/Doubtful	0	0	0	0	0	12	$200	0	212
Total	$983	$5,953	$3,857	$1,202	$1,328	$1,247	$31,342	$1,673	$47,585

Consumer:
Pass	$1,160	$785	$526	$250	$93	$103	$0	$0	$2,917
Total	$1,160	$785	$526	$250	$93	$103	$0	$0	$2,917

Total Loans	$80,721	$124,941	$105,842	$112,418	$121,221	$269,379	$154,340	$1,673	$970,535

As of June 30, 2026, there were (i) no Special mention loans or Substandard/Doubtful loans within the Purchased and Consumer loan segments, and (ii) no Substandard/Doubtful loans within the Municipal loan segment.

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

Gross charge-offs, by loan segment and origination year, were as follows:

For the six months ended June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$29	$0	$0	$0	$2	$0	$31
Consumer	10	1	11	0	0	26	48
Total current period gross charge-offs	$39	$1	$11	$0	$2	$26	$79

For the six months ended June 30, 2026, there were no current period charge-offs within the Purchased, Commercial real estate, Municipal, Residential real estate 1st lien, and Residential real estate Jr lien loan segments.

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented. There were two nonaccrual loans with a reserve of $607 thousand as of June 30, 2026, and none as of December 31, 2025.

		90 Days or
	Total	More and
June 30, 2026	Nonaccrual	Accruing

Commercial & industrial	$5,831,428	$0
Commercial real estate	2,259,494	0
Residential real estate - 1st lien	109,497	173,709
Residential real estate - Jr lien	12,112	0
Totals	$8,212,531	$173,709

		90 Days or
	Total	More and
December 31, 2025	Nonaccrual	Accruing

Commercial & industrial	$5,720,577	$0
Commercial real estate	1,020,249	0
Residential real estate - 1st lien	253,064	253,055
Residential real estate - Jr lien	15,741	225,568
Totals	$7,009,631	$478,623

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
June 30, 2026	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$44,544	$31,140	$75,684	$117,673,798	$117,749,482
Purchased	0	0	0	8,208,684	8,208,684
Commercial real estate	3,368,282	13,556	3,381,838	494,706,918	498,088,756
Municipal	0	0	0	44,583,605	44,583,605
Residential real estate - 1st lien	927,780	201,919	1,129,699	250,273,222	251,402,921
Residential real estate - Jr lien	464,905	0	464,905	47,119,911	47,584,816
Consumer	23,719	0	23,719	2,893,269	2,916,988
Totals	$4,829,230	$246,615	$5,075,845	$965,459,407	$970,535,252

		90 Days	Total
December 31, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$11,044	$987,634	$998,678	$106,460,068	$107,458,746
Purchased	0	0	0	10,010,347	10,010,347
Commercial real estate	356,541	17,548	374,089	499,273,815	499,647,904
Municipal	0	0	0	62,078,419	62,078,419
Residential real estate - 1st lien	1,563,753	299,793	1,863,546	234,692,800	236,556,346
Residential real estate - Jr lien	402,645	225,568	628,213	45,843,834	46,472,047
Consumer	31,542	0	31,542	3,030,311	3,061,853
Totals	$2,365,525	$1,530,543	$3,896,068	$961,389,594	$965,285,662

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (i.e. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate	Total
June 30, 2026
Commercial & industrial	$2,774,382	$0	$2,774,382
Commercial real estate	0	1,356	1,356
Totals	$2,774,382	$1,356	$2,775,738

December 31, 2025
Commercial real estate	$0	$1,755	$1,755
Residential real estate - 1st lien	0	153,661	153,661
Totals	$0	$155,416	$155,416

(1)	Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

Residential real estate loans in process of foreclosure consisted of one loan in the amount of $149,679 and two loans in the amount of $273,031, as of June 30, 2026, and December 31, 2025, respectively.

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

As of June 30, 2026, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP). Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of June 30, 2026 and 2025.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Management’s review of the ACL during the second quarter of 2026 resulted in no changes to the risk status of any qualitative factor.

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

The following table presents the amortized cost basis of loans as of June 30, 2026, that were both experiencing financial difficulty and modified during the six months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial & Industrial	$18,712	0.0164%
Commercial Real Estate	68,241	0.0135%
Total	$86,953	0.0298%

As of June 30, 2026, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026.

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

		Past Due
		90 Days
	Current	or More

Commercial & Industrial	$32,450	$0
Commercial Real Estate	68,241	13,556
Total	$100,691	$13,556

There was one loan to a borrower experiencing financial difficulty that was modified within the previous twelve months that had subsequently defaulted during the six months ended June 30, 2026. Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the OBS credit exposures into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets. As of June 30, 2026, and December 31, 2025, the ACL on OBS credit exposures totaled $751,595 and $628,655, respectively.

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

Note 7. Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Six Months Ended June 30,	2026

Balance at beginning of year	$626,827
MSRs capitalized	16,296
MSRs amortized	(56,464)
Balance at end of period	$586,659

Year Ended December 31,	2025

Balance at beginning of year	$704,488
MSRs capitalized	48,112
MSRs amortized	(125,773)
Balance at end of year	$626,827

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

	June 30,	December 31,
Assets: (market approach)	2026	2025

Level 1
U.S. Government securities	$6,931,095	$11,335,980

Level 2
U.S. GSE debt securities	$11,460,438	$11,443,777
Taxable Municipal securities	262,985	265,563
Tax-exempt Municipal securities	10,291,752	10,323,651
Agency MBS	97,023,723	107,261,236
ABS and OAS	1,411,968	1,666,881
CMO	106,515	1,743,804
Other investments	494,352	487,866
Level 2 Total	$121,051,733	$133,192,778

Grand Total	$127,982,828	$144,528,758

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

The following table includes assets measured at fair value on a non-recurring basis that have had a fair value adjustment since their initial recognition. Individually analyzed loans measured at fair value only include those loans with a partial write-down or with a related specific ACL and are presented net of the specific allowances as disclosed in Note 5. Assets measured at fair value on a non-recurring basis and reflected in the consolidated balance sheets at the dates presented, segregated by fair value hierarchy level, are summarized below. There were no Level 1 or Level 3 assets or liabilities measured on a non-recurring basis as of the balance sheet dates presented, nor were there any transfers of assets between levels during either of the periods presented.

	June 30,	December 31,
Level 2	2026	2025
Assets: (market approach)
Individually analyzed loans, net of related allowance	$15,570	$0
Loans held-for-sale	813,332	138,000
MSRs (1)	586,659	626,827
OREO	0	319,019

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

June 30, 2026		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,614	$25,614	$0	$0	$25,614
Debt securities AFS	127,983	6,931	121,052	0	127,983
Restricted equity securities	1,919	0	1,919	0	1,919
Loans and loans held-for-sale, net of ACL
Commercial & industrial	116,448	0	16	116,043	116,059
Purchased	8,184	0	0	8,111	8,111
Commercial real estate	491,564	0	0	484,372	484,372
Municipal	44,473	0	0	44,215	44,215
Residential real estate - 1st lien	249,877	0	0	239,846	239,846
Residential real estate - Jr lien	46,969	0	0	46,743	46,743
Consumer	2,893	0	0	2,923	2,923
MSRs (1)	587	0	1,056	0	1,056
Accrued interest receivable	4,505	0	4,505	0	4,505

Financial liabilities:
Deposits
Other deposits	951,890	0	1,011,552	0	1,011,552
Brokered deposits	29,764	0	29,898	0	29,898
Overnight borrowings	0	0	0	0	0
Short-term advances	0	0	0	0	0
Long-term advances	10,975	0	10,889	0	10,889
Repurchase agreements	35,019	0	35,019	0	35,019
Operating lease obligations	656	0	656	0	656
Finance lease obligations	2,844	0	2,844	0	2,844
Subordinated debentures	12,887	0	12,752	0	12,752
Accrued interest payable	371	0	371	0	371

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$128,062	$128,062	$0	$0	$128,062
Debt securities AFS	144,529	11,336	133,193	0	144,529
Restricted equity securities	2,933	0	2,933	0	2,933
Loans and loans held-for-sale, net of ACL
Commercial & industrial	106,831	0	0	105,985	105,985
Purchased	9,980	0	0	9,857	9,857
Commercial real estate	493,328	0	0	482,275	482,275
Municipal	61,923	0	0	61,007	61,007
Residential real estate - 1st lien	234,378	0	0	224,115	224,115
Residential real estate - Jr lien	45,871	0	0	45,530	45,530
Consumer	3,034	0	0	3,068	3,068
MSRs (1)	627	0	1,025	0	1,025
Accrued interest receivable	4,608	0	4,608	0	4,608

Financial liabilities:
Deposits
Other deposits	1,040,158	0	1,039,494	0	1,039,494
Brokered deposits	30,510	0	31,229	0	31,229
Long-term advances	35,975	0	36,030	0	36,030
Repurchase agreements	41,498	0	41,498	0	41,498
Operating lease obligations	692	0	692	0	692
Finance lease obligations	2,964	0	2,964	0	2,964
Subordinated debentures	12,887	0	12,766	0	12,766
Accrued interest payable	485	0	485	0	485

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

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On July 15, 2026, the Company’s Board declared a cash dividend of $0.25 per common share, payable August 1, 2026, to shareholders of record as of July 15, 2026. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended June 30, 2026

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of June 30, 2026 and December 31, 2025, and its consolidated results of operations for the three-month interim period and six-month interim periods presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

OVERVIEW

The Company’s consolidated assets as of June 30, 2026, were $1.17 billion compared to $1.29 billion as of December 31, 2025, a decrease of 8.9%. Changes in the asset base included an increase in loans of $5.2 million, which was more than offset by a decrease in federal funds sold and overnight deposits of $110.4 million, or 95.0%. The increase in the loan portfolio was primarily attributable to increases of $15.9 million in residential first and Jr. lien loans due to a new residential loan purchase program, and $10.3 million in C&I loans, offset however by a cyclical decrease of $17.5 million in municipal loans consistent with the annual municipal funding cycle, and decreases of $1.8 million in consumer and commercial purchased loans and $1.6 million in CRE loans. While cash funded the increase in the loan portfolio, the decrease in federal funds and overnight deposits reflects typical and expected second quarter deposit runoff, particularly in government agency and non-arbitrage accounts.

Total deposits as of June 30, 2026, were $982 million compared to $1.07 billion as of December 31, 2025, a decrease of $89.0 million, or 8.3%. Year to date, time deposits increased $4.1 million, or 1.8% and savings accounts increased $3.5 million, or 2.5%, while demand and interest-bearing transaction accounts collectively decreased $35.2 million, or 6.8%, and money market funds decreased $61.5 million, or 32.9%. A decrease in deposit balances is typical in the first and second quarters of the calendar year, due in part to the timing of customers income tax obligations and the spend down of deposited funds by Vermont municipal customers prior to their June 30 fiscal year end. Borrowed funds decreased $25 million from December 31, 2025.

Total interest income increased $1.2 million, or 8.0%, for the second quarter of 2026, and increased $2.7 million, or 9.2%, for the first six months of 2026, compared to the respective periods in 2025. The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the increase in interest income between periods.

Total interest expense decreased $161,274, or 3.3%, for the second quarter of 2026, and decreased $168,505, or 1.7%, for the first six months of 2026, compared to the respective periods in 2025. Contributing to the lower interest expense was the year-over-year decrease of $127,786, or 15.7%, in interest expense on the Company’s borrowed funds, which was mainly due to the payoff of long-term borrowings during the second quarter of 2026. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section of this Management’s Discussion and Analysis for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the second quarter of 2026 was $720,967 compared to $407,046 for the same period in 2025, and $1.1 million for the first six months of 2026 compared to $732,100 for the same period in 2025, resulting in increases between periods of $313,921, or 77.1% and $380,373, or 52.0%, respectively. The increase was partially due to an additional $127,000 added to ensure adequate coverage for a commercial loan relationship in individually analyzed. In determining the current period credit loss expense management considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rates and various qualitative factors, which management reviews and adjusts, as appropriate, in its ACL calculation to better reflect expected credit losses in the loan portfolio. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the second quarter of 2026 increased $628,008, or 15.5%, to $4.7 million compared to $4.1 million for the same quarter of 2025, and increased $1.5 million, or 19.4%, to $9.1 million for the first six months of 2026 compared to $7.6 million for the same period in 2025. The increases after credit loss expense in net interest income after credit loss expense of $1.0 million for the second quarter of 2026 and $2.5 million for the first six months of 2026, compared to the respective periods in 2025, were contributing factors to the increases in net income. This change, along with significant changes in non-interest income and non-interest expense, are discussed in the appropriate sections of this Management’s Discussion and Analysis.

Equity capital increased to $120.1 million, with a book value per share of $21.58 as of June 30, 2026, compared to $113.7 million and a book value per share of $20.36 as of December 31, 2025. Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion in of the changes in the Company’s equity capital for the six months ended June 30, 2026.

On June 17, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on August 1, 2026, to shareholders of record on July 15, 2026.

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of June 30, 2026, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

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

These policies are described in the Company’s 2025 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Aside from adjustments in qualitative factors and other economic indicators in the calculation of the ACL, there were no material changes during the first six months of 2026 in the Company’s critical accounting policies.

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

RESULTS OF OPERATIONS

The Company’s net income for the second quarter of 2026 was $4.7 million, or $0.84 per common share, compared to $4.1 million, or $0.72 per common share for the same quarter of 2025, and for the first six months of 2026 was $9.1 million, or $1.62 per common share, compared to $7.6 million, or $1.34 per common share, for the same period in 2025. Core earnings (NII) were $11.2 million for the second quarter of 2026, compared to $9.9 million for the same period of 2025 and $22.2 million for the first six months of 2026, compared to $19.3 million for the same period in 2025. Interest and fees on loans, the major component of interest income, increased $1.1 million, or 7.7% for the second quarter of 2026 compared to the same period of 2025 and increased $2.3 million, or 8.5% for the first six months of 2026 compared to the same period in 2025. Interest paid on deposits, which is the major component of total interest expense, increased $38 thousand, or 0.9% for the second quarter of 2026 and increased $28 thousand, or 0.4% for the first six months of 2026, compared to the respective periods in 2025, driven primarily by increased deposit balances. Interest on borrowed funds decreased $143 thousand, or 32.1%, for the second quarter of 2026 compared to the same quarter of 2025 and decreased $128 thousand, or 15.7%, for the first six months of 2026 compared to the same period in 2025, primarily due to a decrease in average volume of borrowed funds in both comparison periods. Market pressure on deposit rates has stabilized and a decrease in wholesale funding has resulted in an improved net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended June 30,	2026	2025

Return on average assets	1.53%	1.38%
Return on average equity	15.83%	15.62%
Dividend payout ratio (1)	29.76%	33.33%
Average equity to average assets	9.67%	8.82%

Six Months Ended June 30,	2026	2025

Return on average assets	1.47%	1.29%
Return on average equity	15.63%	15.05%
Dividend payout ratio (1)	30.86%	35.82%
Average equity to average assets	9.43%	8.57%

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

The Company’s tax-exempt interest income of $726,540 and $827,746 for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively, was derived from loans to local municipalities of $44.6 million and $42.4 million, and tax-exempt municipal investment securities of $10.3 million and $9.9 million, as of June 30, 2026 and 2025, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended June 30,	2026	2025

Net interest income as presented	$11,247,806	$9,894,542
Effect of tax-exempt income	193,131	220,034
Net interest income, tax equivalent	$11,440,937	$10,114,576

Six Months Ended June 30,	2026	2025

Net interest income as presented	$22,195,687	$19,332,864
Effect of tax-exempt income	384,027	437,573
Net interest income, tax equivalent	$22,579,714	$19,770,437

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

	Three Months Ended June 30,
	2026			2025
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$979,258,374	$14,920,354	6.11%	$941,386,340	$13,890,364	5.92%
Taxable investment securities	123,184,554	741,821	2.42%	153,071,042	948,048	2.48%
Tax-exempt investment securities	10,225,397	101,786	3.99%	9,905,691	101,786	4.12%
Federal funds sold and overnight deposits	45,395,060	424,413	3.75%	6,167,063	71,857	4.67%
Other investments (2)	3,008,323	47,363	6.31%	3,421,316	58,595	6.87%
Total interest-earning assets	$1,161,071,708	$16,235,737	5.61%	$1,113,951,452	$15,070,650	5.43%
Cash and due from banks	10,471,251			10,335,541
Premises and equipment	12,115,792			12,040,591
BOLI	5,423,113			5,345,590
Goodwill	11,574,269			11,574,269
Other assets	27,653,301			28,454,270
Total assets	$1,228,309,434			$1,181,701,713

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$292,756,415	$1,301,402	1.78%	$279,900,063	$1,297,716	1.86%
Money market funds	148,928,271	758,766	2.04%	155,127,528	952,990	2.46%
Savings deposits	145,776,475	28,341	0.08%	142,284,530	30,602	0.09%
Time deposits	228,858,574	1,921,032	3.37%	194,362,851	1,690,700	3.49%
Repurchase agreements	37,547,536	262,376	2.80%	46,627,866	298,057	2.56%
Borrowed funds	28,346,484	285,357	4.04%	40,987,385	426,758	4.18%
Finance lease obligations	2,864,055	16,481	2.30%	3,101,428	17,838	2.30%
Junior subordinated debentures	12,887,000	221,045	6.88%	12,887,000	241,413	7.51%
Total interest-bearing liabilities	$897,964,810	$4,794,800	2.14%	$875,278,651	$4,956,074	2.27%
Non-interest bearing deposits	202,738,730			193,247,249
Other liabilities	8,813,329			8,947,041
Total liabilities	1,109,516,869			1,077,472,941
Shareholders' equity	118,792,565			104,228,772
Total liabilities and shareholders' equity	$1,228,309,434			$1,181,701,713

Net interest income		$11,440,937			$10,114,576
Net interest spread (3)			3.47%			3.16%
Net interest margin (4)			3.95%			3.64%

(1)

Included in net loans are non-accrual loans with average balances of $7,304,201 and $8,742,987 for the three months ended June 30, 2026 and 2025, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $63,668,623 and $68,794,557 for the three months ended June 30, 2026 and 2025, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,943,173 and $2,356,166 for the three months ended June 30, 2026 and 2025, respectively, with a dividend rate of approximately 6.71% and 7.39%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Six Months Ended June 30,
	2026			2025
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$972,535,723	$29,522,496	6.12%	$935,652,854	$27,301,560	5.88%
Taxable investment securities	127,373,865	1,546,571	2.45%	151,427,796	1,807,276	2.41%
Tax-exempt investment securities	10,304,422	203,573	3.98%	10,062,604	203,573	4.08%
Federal funds sold and overnight deposits	59,190,118	1,081,511	3.68%	18,157,674	393,806	4.37%
Other investments (2)	3,148,955	99,321	6.36%	3,157,144	106,485	6.80%
Total interest-earning assets	1,172,553,083	$32,453,472	5.58%	$1,118,458,072	$29,812,700	5.38%
Cash and due from banks	10,034,808			10,220,111
Premises and equipment	12,081,154			12,042,812
BOLI	5,413,697			5,335,511
Goodwill	11,574,269			11,574,269
Other assets	27,360,874			28,088,218
Total assets	$1,239,017,885			$1,185,718,993

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$294,410,038	2,657,818	1.82%	$288,056,314	2,680,558	1.88%
Money market funds	156,357,029	1,641,648	2.12%	160,696,720	2,022,522	2.54%
Savings deposits	145,863,358	56,481	0.08%	142,601,501	59,478	0.08%
Time deposits	227,874,050	3,830,225	3.39%	191,963,068	3,395,357	3.57%
Repurchase agreements	39,683,097	556,106	2.83%	46,267,496	584,016	2.55%
Borrowed funds	32,139,691	654,482	4.11%	36,883,171	779,565	4.26%
Finance lease obligations	2,894,264	33,306	2.30%	3,130,815	36,009	2.30%
Junior subordinated debentures	12,887,000	443,692	6.94%	12,887,000	484,758	7.59%
Total interest-bearing liabilities	912,108,527	$9,873,758	2.18%	882,486,085	$10,042,263	2.29%
Non-interest bearing deposits	200,478,827			191,995,481
Other liabilities	9,571,894			9,626,584
Total liabilities	1,122,159,248			1,084,108,150
Shareholders' equity	116,858,637			101,610,843
Total liabilities and shareholders' equity	$1,239,017,885			$1,185,718,993

Net interest income		$22,579,714			$19,770,437
Net interest spread (3)			3.40%			3.09%
Net interest margin (4)			3.88%			3.56%

(1)

Included in net loans are non-accrual loans with average balances of $6,993,745 and $8,736,815 for the six months ended June 30, 2026 and 2025, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $63,964,461 and $68,549,058 for the six months ended June 30, 2026 and 2025, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $2,083,805 and $2,091,994, respectively, with a dividend rate of approximately 6.45% and 7.02%, respectively, for the six months ended June 30, 2026 and 2025, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-and six-month periods ended June 30, 2026 increased 4.2% and 4.8%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 18 bps and 20 bps, respectively.

The average volume of loans increased over the three- and six-month comparison periods of 2026 versus 2025 by 4.0% and 3.9%, respectively, and the average yield on loans increased 19 bps and 24 bps, respectively, versus the same period in 2025. Loans accounted for 84.3% and 82.9% of the average interest-earning asset portfolio for the three- and six-month periods ended June 30, 2026, compared to 84.5% and 83.7%, respectively, for the same periods last year. Interest earned on the loan portfolio as a percentage of total interest income was 91.9% and 90.9%, respectively, for the three- and six-month periods in 2026 compared to 92.2% and 91.6%, respectively, for the same periods in 2025.

The average volume of the taxable investment portfolio (classified as AFS) decreased 19.5% and 15.9%, respectively, during the three- and six-month periods ended June 30, 2026, compared to the same periods last year, while the average yield decreased 6 bps and increased 4 bps, respectively, between periods.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and six-month periods ended June 30, 2026 increased 0.2% in both periods, while the tax equivalent yield decreased 13 bps and 10 bps, respectively. There were no tax-exempt bond purchases during the first six months of 2026.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 636.1% and 225.9%, respectively, for the three- and six-months ended June 30, 2026, compared to the same periods in 2025. The average volume grew steadily during the last half of 2025 with the influx of customer deposit accounts, primarily municipal deposit accounts. The average yield on these funds decreased 92 bps and 69 bps, respectively, for the three- and six-month periods ended June 30, 2026, versus the same periods in 2025.

The average volume of interest-bearing liabilities for the three- and six-month periods ended June 30, 2026 increased 2.6% and 3.4%, respectively, compared to the same periods in 2025, while the average rate paid on interest-bearing liabilities decreased 13 bps and 11 bps, respectively.

The average volume of interest-bearing transaction accounts increased 4.6% and 2.2%, respectively, for the three- and six-month periods ended June 30, 2026, compared to the same periods of 2025, reflecting moderate growth year over year. The average rate paid on these accounts decreased 8 bps and 6 bps, respectively, between comparison periods. Interest-bearing transaction accounts comprised 32.6% and 32.3% of the average interest-bearing liabilities portfolio for the three- and six-month periods ended June 30, 2025, compared to 32.0% and 32.6%, respectively, for the same periods last year. Interest paid on these funds accounted for 27.1% and 26.9%, respectively, of total interest expense for the three- and six-month periods of 2026 compared to 26.2% and 26.7%, respectively, for the same periods in 2025.

The average volume of money market accounts decreased 4.0% and 2.7%, respectively, for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025, while the average rate paid on these deposits decreased 42 bps for both periods.

The average volume of savings accounts increased 2.5% and 2.3%, respectively, for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025. The average rate paid on these accounts in the three-month period ended June 30, 2026 decreased 1 bp compared to 2025, while there was no change in the average rate paid on these accounts in the six-month period ended June 30, 2026 compared to 2025.

The average volume of time deposits increased 17.8% and 18.7%, respectively, for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025, and the average rate paid decreased 12 bps and 18 bps, respectively.

The average volume of repurchase agreements decreased 30.8% and 14.2%, respectively, for the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025, and the average rate paid increased 24 bps and 28 bps, respectively, between periods.

The need for borrowed funds decreased, accounting for the 30.8% and 12.9% decrease in average volume of borrowed funds during the three- and six-month periods during 2026 ended June 30, 2026, respectively, compared to the same periods in 2025. The average rate paid on borrowed funds decreased as well by 14 bps and 15 bps, respectively, for both the three- and six-month periods ended June 30, 2026, compared to the same periods in 2025.

In summary, between the three- and six-month periods ended June 30, 2026 and 2025, the average yield on interest-earning assets increased 18 bps and 20 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 13 bps and 11 bps, respectively. Net interest spread increased 31 bps for the three- and six-month periods ended June 30, 2026 versus the same periods in 2025, and the net interest margin increased 31 bps and 32 bps, respectively.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2026 and 2025 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Compared to			Compared to
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$471,020	$558,970	$1,029,990	$1,145,492	$1,075,444	$2,220,936
Taxable investment securities	(25,909)	(180,318)	(206,227)	31,534	(292,239)	(260,705)
Tax-exempt investment securities	(3,284)	3,284	0	(4,893)	4,893	0
Federal funds sold and overnight deposits	(104,176)	456,732	352,556	(201,485)	889,190	687,705
Other investments	(4,735)	(6,497)	(11,232)	(6,906)	(258)	(7,164)
Total	$332,916	$832,171	$1,165,087	$963,742	$1,677,030	$2,640,772

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	($55,932)	$59,618	$3,686	($81,974)	$59,234	($22,740)
Money market funds	(162,694)	(31,530)	(194,224)	(335,251)	(45,623)	(380,874)
Savings deposits	(3,045)	784	(2,261)	(4,291)	1,294	(2,997)
Time deposits	(69,819)	300,151	230,332	(200,874)	635,742	434,868
Repurchase agreements	27,707	(63,388)	(35,681)	64,493	(92,403)	(27,910)
Borrowed funds	(14,078)	(127,323)	(141,401)	(28,406)	(96,677)	(125,083)
Finance lease obligations	4	(1,361)	(1,357)	(5)	(2,698)	(2,703)
Junior subordinated debentures	(20,368)	0	(20,368)	(41,066)	0	(41,066)
Total	($298,225)	$136,951	($161,274)	($627,374)	$458,869	($168,505)

Changes in net interest income	$631,141	$695,220	$1,326,361	$1,591,116	$1,218,161	$2,809,277

(1)	Items which have shown a year-to-year increase in volume have variances allocated as follows:
Variance due to rate = Change in rate x new volume
Variance due to volume = Change in volume x old rate
Items which have shown a year-to-year decrease in volume have variances allocated as follows:
Variance due to rate = Change in rate x old volume
Variances due to volume = Change in volume x new rate

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Income	Percent	2026	2025	Income	Percent

Service fees	$988,219	$969,775	$18,444	1.90%	$1,924,696	$1,856,557	$68,139	3.67%
Income from sold loans	89,692	96,705	(7,013)	-7.25%	159,237	166,082	(6,845)	-4.12%
Other income from loans	537,043	331,759	205,284	61.88%	887,238	601,927	285,311	47.40%
Net realized gain on sale of securities AFS	0	0	0	100.00%	0	0	0	100.00%
Other income
Income from CFS Partners	579,795	548,308	31,487	5.74%	822,234	797,657	24,577	3.08%
Other miscellaneous income	117,998	112,164	5,834	5.20%	264,682	215,097	49,585	23.05%
Total non-interest income	$2,312,747	$2,058,711	$254,036	12.34%	$4,058,087	$3,637,320	$420,767	11.57%

Total non-interest income increased $254,036, or 12.3%, and $420,767 or 11.6%, respectively, for the three and six months ended June 30, 2026, compared to the same periods in 2025, with significant changes noted in the following:

•	Increases in debit card usage resulting in approximately $21 thousand in VISA check interchange income as well as increases in paper statement fees of $15 thousand primarily accounts for the $68 thousand increase in service fees year over year.

•	Increases in commercial loan documentation fees, totaling $355 thousand, primarily accounts for the increase in other income from loans year over year, partially offset by a decrease in commercial rate lock fees of $19 thousand, and decreases in commercial line of credit annual fees of $17 thousand and in home equity documentation fees of $21 thousand.

•	Income from CFS Partners increased between periods due in part to continued strength in core trust revenues and strong investment portfolio performance.

•	A gain on a sold OREO property of $37 thousand largely accounts for the increase in Other miscellaneous income year over year.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

Non-Interest Expense
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2026	2025	Expense	Percent	2026	2025	Expense	Percent

Salaries and wages	$2,632,767	$2,392,661	$240,106	10.04%	$5,211,603	$4,712,727	$498,876	10.59%
Employee benefits	1,102,841	1,056,273	46,568	4.41%	2,214,118	2,074,245	139,873	6.74%
Occupancy expenses, net	779,462	794,451	(14,989)	-1.89%	1,554,443	1,576,307	(21,864)	-1.39%
Other expenses
Directors fees	135,566	151,229	(15,663)	-10.36%	290,667	309,286	(18,619)	-6.02%
Charged-off checks	9,199	563	8,636	1533.93%	23,440	(44,950)	68,390	-152.15%
Outsourcing expense	95,057	71,243	23,814	33.43%	197,458	187,872	9,586	5.10%
Service contracts - administrative	274,619	184,260	90,359	49.04%	548,036	406,331	141,705	34.87%
Audit fees	136,143	145,314	(9,171)	-6.31%	269,836	283,628	(13,792)	-4.86%
Consultant services	67,500	91,241	(23,741)	-26.02%	159,917	182,990	(23,073)	-12.61%
Collection & non-accruing loan expense	(5,000)	5,000	(10,000)	-200.00%	(15,000)	7,000	(22,000)	-314.29%
ATM & debit card expense	218,984	193,358	25,626	13.25%	429,329	374,766	54,563	14.56%
State deposit tax	288,859	270,767	18,092	6.68%	574,630	534,341	40,289	7.54%
Printing and supplies	58,302	45,548	12,754	28.00%	115,527	92,009	23,518	25.56%
Marketing expense	131,250	118,749	12,501	10.53%	262,500	237,498	25,002	10.53%
Other miscellaneous expenses	1,239,689	1,146,743	92,946	8.11%	2,386,093	2,236,960	149,133	6.67%
Total non-interest expense	$7,165,238	$6,667,400	$497,838	7.47%	$14,222,597	$13,171,010	$1,051,587	7.98%

Total non-interest expense increased $497,838, or 7.5%, and $1.1 million or 8.0%, for the three and six months ended June 30, 2026, compared to the same periods in 2025, with significant changes noted in the following:

•	The increases in salaries and wages year over year reflects normal salary increases as well as newly filled positions.

•	The increase in employee benefits is attributable to increased health insurance claims in 2026 compared to 2025 under the Company’s self-insured health plan.

•	The increase in charged-off checks year over year was due to a recovery for a $53 thousand check during the first quarter of 2025.

•	The decrease in directors fees in both periods is attributable to the retirement of two directors in the second quarter of 2026.

•	The increase in outsourcing expense is primarily due to yearly increases in the contract with the Company’s core processing provider.

•	The year over year increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	ATM & debit card expenses are transaction-based and reflect increased customer activity year over year, as well as annual contractual price adjustments.

•	The increase in state deposit tax is attributable to an increase in average deposits which is used in the calculation of taxes due.

•	The increase in printing and supplies is due to an adjustment made for the disposal of debit card stock in the migration to tap to pay cards.

•	Marketing expense increased due to marketing promotions relating to the Bank’s 175th anniversary celebration year.

•	The increase in Other miscellaneous expenses is mainly attributable to check fraud expense of $49 thousand year to date.

APPLICABLE INCOME TAXES

The provision for income taxes increased $167,533, or 20.5%, for the second quarter of 2026 and $379,974, or 25.6%, for the first six months of 2026 compared to the same periods in 2025, which is the consistent with the increase in income before income taxes. Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $249,612 for the first quarter of 2026 and 2025 and remained level at $998,448, for the first six months of 2026 and 2025.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $257,433 and $148,890, respectively, for the first quarter of 2026 and 2025 and $514,866 and $148,890, respectively, for the first six months of 2026 and 2025. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	June 30, 2026		December 31, 2025
Assets
Loans	$970,535,252	82.76%	$965,285,662	74.97%
AFS securities	127,982,828	10.91%	144,528,758	11.23%

Liabilities
Demand deposits	204,738,374	17.46%	218,842,543	17.00%
Interest-bearing transaction accounts	278,551,211	23.75%	299,636,739	23.27%
Money market funds	125,665,889	10.72%	187,132,921	14.53%
Savings deposits	146,071,626	12.46%	142,543,291	11.07%
Time deposits	226,627,096	19.32%	222,512,507	17.28%
Long-term advances	10,975,022	0.94%	35,975,022	2.79%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$5,249,590	0.54%
AFS securities	(16,545,930)	-11.45%

Liabilities
Demand deposits	(14,104,169)	-6.44%
Interest-bearing transaction accounts	(21,085,528)	-7.04%
Money market funds	(61,467,032)	-32.85%
Savings deposits	3,528,335	2.48%
Time deposits	4,114,589	1.85%
Long-term advances	(25,000,000)	-69.49%

The increase in the loan portfolio during the first six months of 2026 was primarily attributable to increases in C&I loans and residential real estate 1st lien loans.

The decrease in the securities AFS portfolio at June 30, 2026 is attributable to the combined effect during the first six months of the year of purchases totaling $153 thousand and a decrease of $301 thousand in unrealized losses reflected in OCI, which was more than offset by maturities of $4.5 million and principal payments on MBS, ABS and CMO investments totaling $12.3 million. In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The decrease in interest-bearing transactions accounts at June 30, 2026 from year end 2025 is attributable to a cyclical decrease of $4.9 million, or 15.8% in government agency accounts for our municipal customers, a decrease of $19.3 million or 15.8%, in ICS accounts, and a decrease of $35.2 million, or 6.8% in retail deposit accounts. The decrease in money market accounts was driven by a decrease of $41.9 million, or 85.8%, in ICS accounts, and a decrease in retail money market accounts of $6.9 million, or 6.0%, as well as a decrease in municipal money market deposits of $12.7 million, or 55.5%.

Uninsured Deposits

Estimated deposits in excess of the FDIC insurance level amounted to $229.8 million as of June 30, 2026 and $261.7 million as of December 31, 2025. The estimated balance of $48.2 million of uninsured time deposits as of June 30, 2026 was made up of time CDs of $43.6 million and retirement accounts of $4.6 million. Increments of maturity of these time deposits are summarized as follows:

3 months or less	$5,823,292
Over 3 through 6 months	22,381,447
Over 6 through 12 months	16,378,747
Over 12 months	3,611,951
Total	$48,195,437

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning June 30, 2026:

Rate Change	Percent Change in NII

Down 200 bps	-0.1%
Up 200 bps	-1.2%

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

As of June 30, 2026, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%. The quarterly floating rate in effect on the debentures was 6.79% for the June 2026 payment, compared to a floating rate of 7.41% for the June 2025 payment.

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

Residential mortgage loans represented 30.8% of the Company’s loan balances as of June 30, 2026, compared to 29.3% as of December 31, 2025. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of June 30, 2026, junior lien home equity products made up 15.9% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturities within the Company’s loan portfolio as of June 30, 2026.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	1,247,795	$27,630,789	$18,554,002	$0	$47,432,586
Purchased (1)	16,784	3,144,202	5,047,698	0	8,208,684
Commercial real estate	7,229,875	3,645,615	16,431,853	440,400	27,747,743
Municipal	21,967,941	3,729,423	5,190,723	1,900,000	32,788,087
Residential real estate - 1st lien	54,517	4,601,261	22,204,408	53,825,753	80,685,939
Residential real estate - Jr lien	330,497	373,819	4,762,383	0	5,466,699
Consumer	878,341	1,747,311	23,473	0	2,649,125
Total Loans	$31,725,750	$44,872,420	$72,214,540	$56,166,153	$204,978,863

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$26,726,400	$25,457,764	$9,271,159	$8,861,573	$70,316,896
Commercial real estate	4,073,568	21,749,654	94,815,719	349,702,072	470,341,013
Municipal	0	2,382,290	6,305,171	3,108,057	11,795,518
Residential real estate - 1st lien	1,587,272	4,158,554	17,270,846	147,700,310	170,716,982
Residential real estate - Jr lien	177,285	1,455,255	13,704,053	26,781,524	42,118,117
Consumer	8,706	121,619	137,538	0	267,863
Total Loans	$32,573,231	$55,325,136	$141,504,486	$536,153,536	$765,556,389

(1)

Consists of commercial loans totaling $17 thousand within 1 year, $2.5 million in 2 – 5 years and $0 in 6 – 15 years; and consumer loans of $0, $666 thousand and $1.4 million in those maturity categories, respectively.

The Company experienced solid growth in the CRE loan portfolio, which is consistent with its strategic focus on commercial lending. Commercial & industrial, purchased, CRE and municipal loans collectively comprised 68.9% of the Company’s loan portfolio as of June 30, 2026, compared to 70.4% as of December 31, 2025. The largest components of the CRE portfolio were $152.0 million in owner-occupied CRE and $170.6 million in non-owner occupied CRE as of June 30, 2026, compared to $138.1 million and $184.0 million, respectively, as of December 31, 2025.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. As of June 30, 2026, the Company had $25.9 million in guaranteed loans with guaranteed balances of $17.7 million, compared to $24.2 million in guaranteed loans with guaranteed balances of $16.7 million as of December 31, 2025. PPP loans with outstanding balances of $0 as of June 30, 2026, and $8 thousand as of December 31, 2025, are included in these totals, which carried a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	June 30,		Change
	2026	2025	$	%
Credit loss expense - loans	$562,548	$394,622	$167,926	42.55%
Credit loss expense - OBS credit exposure	158,419	12,424	145,995	1175.10%
Credit loss expense	$720,967	$407,046	$313,921	77.12%

Six Months Ended	June 30,		Change
	2026	2025	$	%
Credit loss expense - loans	$989,532	$813,496	$176,036	21.64%
Credit loss expense (reversal)- OBS credit exposure	122,941	(81,396)	204,337	-251.04%
Credit loss expense	$1,112,473	$732,100	$380,373	51.96%

The increase in the credit loss expense on loans in the three months ended June 30, 2026, period compared to the same period of 2025, was due in part to changes in the economic forecast, prepayments speeds, and loan curtailments, as well as an increase to the reserve for an individually analyzed commercial loan that is in workout. The increase in the credit loss expense on loans in the six months ended June 30 period of 2026, compared to the same period in 2025, was due to the factors listed above as well as an adjustment to certain qualitative factors in the first quarter of 2026 and an increase in the loan portfolio. The increase in the OBS credit exposure for the three months ended June 30, 2026, is attributable to an increase in unfunded commitments and the increase in the six months ended June 30, 2026, is attributable to a increase in unfunded commitments year over year.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	June 30,	December 31,
	2026	2025

ACL to total loans outstanding	1.22%	1.13%
ACL	$11,881,321	$10,864,983
Loans outstanding	$970,535,252	$965,285,662

Non-accruing loans to loans outstanding	0.85%	0.73%
Non-accruing loans	$8,212,531	$7,009,631
Loans outstanding	$970,535,252	$965,285,662

ACL to non-accruing loans	144.67%	155.00%
ACL	$11,881,321	$10,864,983
Non-accruing loans	$8,212,531	$7,009,631

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the date indicated:

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

Commercial & industrial	$1,300,425	12.14%	$627,062	11.13%
Purchased	24,783	0.85%	30,221	1.04%
Commercial real estate	6,509,906	51.32%	6,303,378	51.76%
Municipal	111,459	4.59%	155,196	6.43%
Residential real estate - 1st lien	3,294,909	25.90%	3,120,462	24.51%
Residential real estate - Jr lien	615,647	4.90%	600,940	4.81%
Consumer	24,192	0.30%	27,724	0.32%
Total	$11,881,321	100.00%	$10,864,983	100.00%

The second quarter ACL analysis indicated that the reserve balance of $11.9 million as of June 30, 2026, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date. As discussed in Note 5 of the accompanying unaudited interim consolidated financial statements, there were no adjustments made to the risk status of any qualitative factors included in the ACL calculation for the second quarter of 2026.

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

Net charge-offs during the periods presented to average loans outstanding in the respective loan segments were as follows:

For the Six Months Ended June 30,	2026	2025

Commercial & industrial	0.04%	-0.02%
Net recoveries (charge-offs) during the period	$42,043	($23,104)
Average amount outstanding	$113,962,590	$124,770,912

Residential real estate - 1st lien	0.00%	0.00%
Net recoveries during the period	$7,629	$219
Average amount outstanding	$242,226,866	$223,510,841

Consumer	-0.36%	-2.13%
Net charge-offs during the period	($22,866)	($51,292)
Average amount outstanding	$6,383,987	$2,404,792

Total loans	0.00%	-0.01%
Net recoveries (charge-offs) during the period	$26,806	($74,177)
Average amount outstanding	$982,835,807	$944,997,126

There were no charge-offs or recoveries in the Purchased, Commercial real estate, Municipal or Residential real estate jr. lien segments during the six months ended June 30, 2026 and 2025.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, risk-sharing commitments on certain sold loans, and risk participation agreements with financial institution counter parties. Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first six months of 2026, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed. As of June 30, 2026, and December 31, 2025, the Company had no one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions. As of June 30, 2026 and December 31, 2025, the Company reported $4.9 million and $4.7 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $6.9 million as of June 30, 2026, compared to $48.8 million as of December 31, 2025, and the balance in ICS reciprocal demand deposits as of those dates was $102.7 million and $122.0 million, respectively.

Additionally, the Company had brokered deposits from other sources totaling approximately $29.8 million as of June 30, 2026 and $30.5 million as of December 31, 2025. These relationships have provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of June 30, 2026 and December 31, 2025, borrowing capacity of $140.9 million and $137.6 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $10.9 million and $35.9 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	June 30,	December 31,
	2026	2025
FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 13, 2028 (1)	800,000	800,000
FHLBB option advance, 4.54%, due May 15, 2026	0	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	0	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	0	5,000,000
FHLBB option advance, 3.51%, due March 27, 2028	0	5,000,000
FHLB term advance, 0.00%, due September 24, 2030 (1)	175,022	175,022
Total Long-Term Advances	10,975,022	35,975,022

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

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $59.9 million and $62.6 million, respectively, as of June 30, 2026, and December 31, 2025. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 375 bps. The Company had no outstanding advances through this facility as of June 30, 2026, or December 31, 2025.

As of June 30, 2026, and December 31, 2025, the Company had an unsecured line of credit of $12.5 million with a correspondent bank. The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares. Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions, as Management deems appropriate. The repurchase authorization expires in July, 2029 unless extended, or earlier terminated, by the Board. Notwithstanding the program’s five-year term, the Board reviews and re-evaluates the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors. In addition, management will confer with the FRBB regarding the program, as appropriate in the circumstances. As of June 30, 2026, 90,308 shares had been repurchased since the inception of the program, for an aggregate purchase price of $1.9 million. No shares were repurchased during the second quarter of 2026.

The following table illustrates the changes in shareholders' equity from December 31, 2025, to June 30, 2026:

Balance as of December 31, 2025 (book value $20.36 per common share)	$113,686,978
Net income	9,056,887
Issuance of common stock through the DRIP	730,455
Dividends declared on common stock	(2,791,105)
Repurchase of shares through the stock buyback program	(26,633)
Change in AOCI on AFS securities, net of tax	237,432
Balance as of June 30, 2026 (book value $21.58 per common share)	$120,894,014

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

As of June 30, 2026, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

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
	(Dollars in Thousands)
June 30, 2026:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$118,693	13.46%	$39,668	4.50%	$61,706	7.00%	N/A	N/A
Bank	$130,330	14.79%	$39,642	4.50%	$61,666	7.00%	$57,261	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$131,580	14.93%	$52,891	6.00%	$74,928	8.50%	N/A	N/A
Bank	$130,330	14.79%	$52,856	6.00%	$74,880	8.50%	$70,475	8.00%
Total capital (to risk-weighted assets)
Company	$142,619	16.18%	$70,521	8.00%	$92,559	10.50%	N/A	N/A
Bank	$141,362	16.05%	$70,475	8.00%	$92,499	10.50%	$88,094	10.00%
Tier 1 capital (to average assets)
Company	$131,580	10.73%	$49,067	4.00%	N/A	N/A	N/A	N/A
Bank	$130,330	10.63%	$49,047	4.00%	N/A	N/A	$61,309	5.00%

December 31, 2025:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$111,724	12.77%	$39,377	4.50%	$61,253	7.00%	N/A	N/A
Bank	$123,559	14.13%	$39,345	4.50%	$61,203	7.00%	$56,831	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$124,611	14.24%	$52,503	6.00%	$74,379	8.50%	N/A	N/A
Bank	$123,559	14.13%	$52,459	6.00%	$74,318	8.50%	$69,946	8.00%
Total capital (to risk-weighted assets)
Company	$135,556	15.49%	$70,003	8.00%	$91,879	10.50%	N/A	N/A
Bank	$134,495	15.38%	$69,946	8.00%	$91,804	10.50%	$87,432	10.00%
Tier 1 capital (to average assets)
Company	$124,611	10.00%	$49,832	4.00%	N/A	N/A	N/A	N/A
Bank	$123,559	9.92%	$49,807	4.00%	N/A	N/A	$62,258	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended June 30, 2026, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

				Maximum
				Number of Shares
		Weighted	Total Number of	That May Yet Be
	Total Number	Average	Shares Purchased	Purchased Under
	of Shares	Price Paid	as Part of Publicly	the Plan at the
For the period:	Purchased(1)	Per Share	Announced Plan	End of the Period(2)

April 1 - April 30	0	$0.00	0	184,692
May 1 - May 31	0	$0.00	0	184,692
June 1 - June 30	2,308	$40.38	0	184,692
Total	2,308	$40.38	0	184,692

(1)

All 2,308 shares were purchased in open market purchases for the account of participants invested in the Company Stock Fund under the Company’s Retirement Savings Plan by or on behalf of the Plan Trustee, the Human Resources Committee of the Bank. Such share purchases were facilitated through CFSG, which provides certain investment advisory services to the Plan. Both the Plan Trustee and CFSG may be considered affiliates of the Company under Rule 10b-18.

(2)

The shares shown in this column are the number of shares remaining available for repurchase during the quarter pursuant to the repurchase program adopted by the Company’s Board of Directors in July, 2024 authorizing the repurchase from time to time of up to 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant. The repurchase authorization, which was most recently reviewed and reauthorized in August 2025, will expire in July, 2029 unless extended or earlier terminated by the Board of Directors. No repurchases were made in the second quarter of 2026.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim period ended June 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: August 14, 2026	/s/Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: August 14, 2026	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the six-months ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and six-month interim period ended June 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

