Form 10-Q
period 2026-09-30
COMMUNITY BANCORP /VT
filed 2026-11-13
CIK 718413

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to_____

Commission File Number 000-16435

Community Bancorp./VT
(Exact name of Registrant as Specified in its Charter)

Vermont	03-0284070
(State of Incorporation)	(IRS Employer Identification Number)

4811 US Route 5, Derby, Vermont	05829
(Address of Principal Executive Offices)	(zip code)

Registrant's Telephone Number: (802) 334-7915

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2.50 par value per share	CMTV	The Nasdaq Stock Market LLC

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

At November 2, 2026, there were 5,610,187 shares outstanding of the Corporation's common stock.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

The following are the unaudited consolidated financial statements for the Company.

Community Bancorp. and Subsidiary	September 30,	December 31,
Consolidated Balance Sheets	2026	2025
	(Unaudited)

Assets
Cash and due from banks	$11,737,962	$11,802,391
Federal funds sold and overnight deposits	35,551,116	116,259,370
Total cash and cash equivalents	47,289,078	128,061,761
Securities available-for-sale (amortized cost $130,162,738 and $156,694,754 at 09/30/26 and 12/31/25, respectively)	113,112,170	144,528,758
Restricted equity securities, at cost	1,879,250	2,933,050
Loans held-for-sale	414,115	138,000
Loans	1,022,135,569	965,285,662
Allowance for credit losses	(12,342,070)	(10,864,983)
Deferred net loan costs	1,234,875	786,604
Net loans	1,011,028,374	955,207,283
Bank premises and equipment, net	12,319,094	12,090,886
Accrued interest receivable	4,679,749	4,607,975
Bank owned life insurance	5,454,176	5,398,085
Goodwill	11,574,269	11,574,269
Other real estate owned	0	319,019
Other assets	23,795,469	22,699,860
Total assets	$1,231,545,744	$1,287,558,946

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Demand, non-interest bearing	$208,452,304	$218,842,543
Interest-bearing transaction accounts	319,840,172	299,636,739
Money market funds	138,684,988	187,132,921
Savings	145,752,113	142,543,291
Time deposits, $250,000 and over	52,921,976	46,913,997
Other time deposits	178,151,708	175,598,510
Total deposits	$1,043,803,261	$1,070,668,001
Repurchase agreements	34,888,892	41,498,171
Borrowed funds	10,975,022	35,975,022
Junior subordinated debentures	12,887,000	12,887,000
Accrued interest and other liabilities	8,185,775	12,843,774
Total liabilities	$1,110,739,950	$1,173,871,968

Shareholders' Equity
Common stock - $2.50 par value; 15,000,000 shares authorized, 5,910,960 shares issued at 09/30/26 and 5,882,266 shares issued at 12/31/25	14,777,400	14,705,665
Additional paid-in capital	41,108,926	40,076,561
Retained earnings	82,922,070	73,021,908
Accumulated other comprehensive loss	(13,469,950)	(9,611,137)
Less: treasury stock, at cost; 300,409 shares at 09/30/26 and 299,339 shares at 12/31/25	(4,532,652)	(4,506,019)
Total shareholders' equity	120,805,794	113,686,978
Total liabilities and shareholders' equity	$1,231,545,744	$1,287,558,946

Book value per common share outstanding	$21.53	$20.36

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Three Months Ended September 30,
Consolidated Statements of Income	2026	2025
(Unaudited)

Interest income
Interest and fees on loans	$15,280,406	$14,201,931
Interest on taxable debt securities	701,640	912,616
Interest on tax-exempt debt securities	80,411	80,411
Dividends	35,438	68,400
Interest on federal funds sold and overnight deposits	148,689	153,496
Total interest income	16,246,584	15,416,854

Interest expense
Interest on deposits	4,009,312	3,765,915
Interest on borrowed funds	131,946	663,155
Interest on repurchase agreements	226,491	234,756
Interest on junior subordinated debentures	223,156	242,038
Total interest expense	4,590,905	4,905,864

Net interest income	11,655,679	10,510,990
Credit loss expense	473,309	258,753
Net interest income after credit loss expense	11,182,370	10,252,237

Non-interest income
Service fees	1,011,068	1,002,753
Income from sold loans	95,274	102,389
Other income from loans	304,290	260,459
Income from investment in CFS Partners	352,499	591,020
Other income	143,880	138,433
Total non-interest income	1,907,011	2,095,054

Non-interest expense
Salaries and wages	2,561,698	2,432,661
Employee benefits	1,115,766	959,918
Occupancy expenses, net	775,069	748,354
Other expenses	2,478,238	2,452,565
Total non-interest expense	6,930,771	6,593,498

Income before income taxes	6,158,610	5,753,793
Income tax expense	1,067,995	1,007,006
Net income	$5,090,615	$4,746,787

Earnings per common share	$0.91	$0.84
Weighted average number of common shares
used in computing earnings per share	5,604,048	5,607,086
Dividends declared per common share	$0.26	$0.25

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary	Nine Months Ended September 30,
Consolidated Statements of Income	2026	2025
(Unaudited)

Interest income
Interest and fees on loans	$44,461,625	$41,108,667
Interest on taxable debt securities	2,248,212	2,719,893
Interest on tax-exempt debt securities	241,234	241,234
Dividends	134,759	174,886
Interest on federal funds sold and overnight deposits	1,230,200	547,302
Total interest income	48,316,030	44,791,982

Interest expense
Interest on deposits	12,195,485	11,923,830
Interest on borrowed funds	819,734	1,478,729
Interest on repurchase agreements	782,597	818,772
Interest on junior subordinated debentures	666,848	726,796
Total interest expense	14,464,664	14,948,127

Net interest income	33,851,366	29,843,855
Credit loss expense	1,585,781	990,853
Net interest income after credit loss expense	32,265,585	28,853,002

Non-interest income
Service fees	2,935,764	2,859,310
Income from sold loans	254,511	268,470
Other income from loans	1,191,528	862,385
Income from investment in CFS Partners	1,174,733	1,388,678
Other income	408,559	353,531
Total non-interest income	5,965,095	5,732,374

Non-interest expense
Salaries and wages	7,773,301	7,145,388
Employee benefits	3,329,883	3,034,163
Occupancy expenses, net	2,329,512	2,324,661
Other expenses	7,720,670	7,260,297
Total non-interest expense	21,153,366	19,764,509

Income before income taxes	17,077,314	14,820,867
Income tax expense	2,929,813	2,488,849
Net income	$14,147,501	$12,332,018

Earnings per common share	$2.53	$2.18
Weighted average number of common shares
used in computing earnings per share	5,595,042	5,608,353
Dividends declared per common share	$0.76	$0.73

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Comprehensive Income
(Unaudited)	Three Months Ended September 30,
	2026	2025

Net income	$5,090,615	$4,746,787

Other comprehensive income
Unrealized (loss) gain on securities AFS arising during the period	(5,185,119)	2,475,089
Tax effect	1,088,874	(519,769)
Other comprehensive (loss) income, net of tax	(4,096,245)	1,955,320
Total comprehensive income	$994,370	$6,702,107

	Nine Months Ended September 30,
	2026	2025

Net income	$14,147,501	$12,332,018

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities AFS arising during the period	(4,884,574)	6,638,354
Tax effect	1,025,761	(1,394,055)
Other comprehensive (loss) income, net of tax	(3,858,813)	5,244,299
Total comprehensive income	$10,288,688	$17,576,317

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
	Nine Months Ended September 30, 2026
		Additional				Total
	Common	paid-in	Retained		Treasury	shareholders'
	Stock	capital	earnings	AOCI*	stock	equity

January 1, 2026	$14,705,665	$40,076,561	$73,021,908	$(9,611,137)	$(4,506,019)	$113,686,978

Issuance of common stock	36,788	333,938				370,726
Cash dividends declared
Common stock			(1,393,291)			(1,393,291)
Shares purchased through stock buyback plan					(26,633)	(26,633)
Comprehensive income
Net income			4,369,102			4,369,102
Other comprehensive loss				(164,132)		(164,132)
March 31, 2026	$14,742,453	$40,410,499	$75,997,719	$(9,775,269)	$(4,532,652)	$116,842,750

Issuance of common stock	13,215	346,514				359,729
Cash dividends declared
Common stock			(1,397,813)			(1,397,813)
Comprehensive income
Net income			4,687,784			4,687,784
Other comprehensive income				401,564		401,564
June 30, 2026	$14,755,668	$40,757,013	$79,287,690	$(9,373,705)	$(4,532,652)	$120,894,014

Issuance of common stock	21,732	351,913				373,645
Cash dividends declared
Common stock			(1,456,235)			(1,456,235)
Comprehensive income
Net income			5,090,615			5,090,615
Other comprehensive loss				(4,096,245)		(4,096,245)
September 30, 2026	$14,777,400	$41,108,926	$82,922,070	$(13,469,950)	$(4,532,652)	$120,805,794

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

*Accumulated other comprehensive loss

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Community Bancorp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities:
Net income	$14,147,501	$12,332,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, bank premises and equipment	762,333	782,239
Credit loss expense	1,585,781	990,853
Deferred income tax benefit	(192,443)	(11,389)
Gain on sale of loans	(77,514)	(80,495)
(Gain) loss on sale of bank premises and equipment	(18,486)	7,839
Gain on sale of OREO	(37,318)	0
Income from CFS Partners	(1,174,733)	(1,388,678)
Amortization of bond premium, net	43,424	34,695
Proceeds from sales of loans held for sale	2,547,281	3,724,595
Originations of loans held for sale	(2,745,882)	(4,913,308)
Increase in taxes payable	46,957	158,634
(Increase) decrease in interest receivable	(71,774)	12,686
Decrease in mortgage servicing rights	54,116	65,997
Decrease in right-of-use assets	169,505	178,394
(Decrease) increase in operating lease liabilities	(160,589)	279,239
Decrease in other assets	423,957	31,633
Increase in cash surrender value of BOLI	(56,091)	(60,289)
Amortization of limited partnerships	1,028,215	638,604
Change in net deferred loan fees and costs	(448,271)	(89,695)
Decrease in interest payable	(102,401)	(1,912,291)
Increase (decrease) in accrued expenses	90,567	(305,597)
Decrease in other liabilities	(178,372)	(118,187)
Net cash provided by operating activities	15,635,763	10,357,497

Cash Flows from Investing Activities:
Investments - AFS
Maturities, calls, pay downs and sales	26,488,590	29,024,533
Purchases	0	(14,971,773)
Proceeds from redemption of restricted equity securities	1,278,900	2,547,700
Purchases of restricted equity securities	(225,100)	(3,174,900)
Decrease in limited partnership contributions payable	(4,356,000)	0
Investments in limited liability entities	(255,916)	0
Increase in loans, net	(56,996,864)	(34,401,822)
Capital expenditures net of proceeds from sales of bank premises and equipment	(1,070,243)	(1,206,710)
Proceeds from sales of OREO	356,337	0
Recoveries of loans charged off	132,243	88,395
Net cash used in investing activities	(34,648,053)	(22,094,577)

9

	2026	2025

Cash Flows from Financing Activities:
Net increase (decrease) in demand and interest-bearing transaction accounts	9,813,194	(12,493,069)
Net decrease in money market and savings accounts	(45,239,111)	(13,219,341)
Net increase in time deposits	8,561,177	32,367,815
Net decrease in repurchase agreements	(6,609,279)	(14,765,320)
Net decrease in short-term borrowings	0	(31,500,000)
(Repayment of) proceeds from long-term borrowings	(25,000,000)	5,175,022
Decrease in finance lease obligations	(182,502)	(175,057)
Shares purchased through stock buyback program	(26,633)	(701,470)
Dividends paid on preferred stock	0	(84,375)
Dividends paid on common stock	(3,077,239)	(2,941,768)
Net cash used in financing activities	(61,760,393)	(38,337,563)

Net decrease in cash and cash equivalents	(80,772,683)	(50,074,643)
Cash and cash equivalents:
Beginning	128,061,761	110,940,202
Ending	$47,289,078	$60,865,559

Supplemental Schedule of Cash Paid During the Period:
Interest	$14,567,065	$16,860,418

Income taxes, net of refunds	$2,303,000	$1,703,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Change in unrealized (loss) gain on securities AFS	$(4,884,574)	$6,638,354

Additions to operating lease liabilities	$71,318	$510,199

Investment in limited partnerships, not yet paid	$0	$4,356,000

Common Shares Dividends Paid:
Dividends declared	$4,247,339	$4,027,225
Increase in dividends payable attributable to dividends declared	(66,000)	(16,567)
Dividends reinvested	(1,104,100)	(1,068,890)
Total dividends paid	$3,077,239	$2,941,768

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

The following tables illustrate the calculation of earnings per common share for the periods presented, as adjusted for the cash dividends declared on the preferred stock. All remaining outstanding shares of preferred stock were redeemed during the fourth quarter of 2025.

Three Months Ended September 30,	2026	2025

Net income, as reported	$5,090,615	$4,746,787
Less: dividends to preferred shareholders	0	28,125
Net income available to common shareholders	$5,090,615	$4,718,662
Weighted average number of common shares
used in calculating earnings per share	5,604,048	5,607,086
Earnings per common share	$0.91	$0.84

Nine Months Ended September 30,	2026	2025

Net income, as reported	$14,147,501	$12,332,018
Less: dividends to preferred shareholders	0	84,375
Net income available to common shareholders	$14,147,501	$12,247,643
Weighted average number of common shares
used in calculating earnings per share	5,595,042	5,608,353
Earnings per common share	$2.53	$2.18

Note 4. Investment Securities

Debt securities AFS as of the balance sheet dates consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2026
U.S. GSE debt securities	$11,000,000	$0	$628,655	$10,371,345
U.S. Government securities	4,000,467	0	36,865	3,963,602
Taxable Municipal securities	300,000	0	48,724	251,276
Tax-exempt Municipal securities	10,667,877	0	1,410,743	9,257,134
Agency MBS	102,905,289	2,568	14,829,994	88,077,863
ABS and OAS	1,207,745	0	95,529	1,112,216
CMO	81,360	0	2,626	78,734
Total	$130,162,738	$2,568	$17,053,136	$113,112,170

December 31, 2025
U.S. GSE debt securities	$12,000,000	$0	$556,223	$11,443,777
U.S. Government securities	11,521,640	0	185,660	11,335,980
Taxable Municipal securities	300,000	0	34,437	265,563
Tax-exempt Municipal securities	10,712,772	105,694	494,815	10,323,651
Agency MBS	118,162,360	443,634	11,344,758	107,261,236
ABS and OAS	1,745,851	0	78,970	1,666,881
CMO	1,756,131	0	12,327	1,743,804
Other investments	496,000	0	8,134	487,866
Total	$156,694,754	$549,328	$12,715,324	$144,528,758

The Company had investments in Agency MBS exceeding 10% of shareholders’ equity with a book value of $102.9 million and $118.2 million, respectively, and a fair value of $88.1 million and $107.3 million, respectively, as of September 30, 2026 and December 31, 2025.

Investment securities pledged as collateral for repurchase agreements consisted of certain U.S. GSE debt securities, Agency MBS, ABS and OAS, and CMO. These repurchase agreements mature daily. The aggregate amortized cost and fair value of these pledged investments as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value

September 30, 2026	$53,699,494	$46,197,768
December 31, 2025	59,380,136	53,294,329

There were no sales of debt securities during the first nine months of 2026 or 2025.

The scheduled maturities of debt securities as of the balance sheet dates were as follows:

	Amortized	Fair
	Cost	Value
September 30, 2026
Due in one year or less	$6,000,467	$5,950,133
Due from one to five years	8,510,179	8,060,486
Due from five to ten years	3,393,232	2,866,291
Due after ten years	9,353,571	8,157,397
Agency MBS	102,905,289	88,077,863
Total	$130,162,738	$113,112,170

December 31, 2025
Due in one year or less	$14,556,482	$14,347,722
Due from one to five years	11,054,063	10,602,542
Due from five to ten years	2,853,838	2,638,068
Due after ten years	10,068,011	9,679,190
Agency MBS	118,162,360	107,261,236
Total	$156,694,754	$144,528,758

Agency MBS are not due at a single maturity date and have not been allocated to maturity groupings for purposes of the maturity table.

Debt securities with unrealized losses as of the balance sheet dates are presented in the table below.

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
September 30, 2026
U.S. GSE debt securities	$0	$0	$10,371,345	$628,655	10	$10,371,345	$628,655
U.S. Government securities	0	0	3,963,602	36,865	7	3,963,602	36,865
Taxable Municipal securities	0	0	251,276	48,724	1	251,276	48,724
Tax-exempt Municipal securities	5,164,340	519,507	4,092,794	891,236	21	9,257,134	1,410,743
Agency MBS	18,481,870	804,752	69,429,403	14,025,242	120	87,911,273	14,829,994
ABS and OAS	0	0	1,112,216	95,529	4	1,112,216	95,529
CMO	0	0	78,734	2,626	1	78,734	2,626
Total	$23,646,210	$1,324,259	$89,299,370	$15,728,877	164	$112,945,580	$17,053,136

	Less than 12 months		12 months or more		Totals
	Fair	Unrealized	Fair	Unrealized	Number of	Fair	Unrealized
	Value	Loss	Value	Loss	Securities	Value	Loss
December 31, 2025
U.S. GSE debt securities	$0	$0	$11,443,777	$556,223	11	$11,443,777	$556,223
U.S. Government securities	0	0	11,335,980	185,660	21	11,335,980	185,660
Taxable Municipal securities	0	0	265,563	34,437	1	265,563	34,437
Tax-exempt Municipal securities	980,268	3,766	5,553,783	491,049	14	6,534,051	494,815
Agency MBS	0	0	83,695,677	11,344,758	112	83,695,677	11,344,758
ABS and OAS	0	0	1,666,881	78,970	4	1,666,881	78,970
CMO	0	0	1,743,804	12,327	4	1,743,804	12,327
Other investments	0	0	487,866	8,134	2	487,866	8,134
Total	$980,268	$3,766	$116,193,331	$12,711,558	169	$117,173,599	$12,715,324

As of September 30, 2026 and December 31, 2025, the Company did not have the intent to sell, nor was it more likely than not that we would be required to sell, any of the debt securities AFS in an unrealized loss position as of such dates prior to recovery. Management determined that no individual debt securities in an unrealized loss position represented credit losses that would require an allowance for credit losses, and that the unrealized losses as of the balance sheet dates were primarily attributed to increases in market interest rates since these securities were purchased under other market conditions. Accordingly, there was no ACL on AFS debt securities as of September 30, 2026, or December 31, 2025.

Accrued interest receivable on AFS debt securities which totaled $361,598 and $449,020 on September 30, 2026, and December 31, 2025, respectively, was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Note 5.  Loans, Allowance for Credit Losses, Credit Quality and Off-Balance Sheet Credit Exposures

The composition of net loans as of the balance sheet dates was as follows:

The composition of net loans follows:
	September 30, 2026		December 31, 2025

Commercial & industrial	$113,415,662	11.10%	$107,458,746	11.13%
Purchased (1)	7,505,583	0.73%	10,010,347	1.04%
Commercial real estate	505,362,565	49.44%	499,647,904	51.76%
Municipal	67,850,278	6.64%	62,078,419	6.43%
Residential real estate - 1st lien	275,487,300	26.95%	236,556,346	24.51%
Residential real estate - Jr lien	49,900,699	4.88%	46,472,047	4.81%
Consumer	2,613,482	0.26%	3,061,853	0.32%
Total loans	1,022,135,569	100.00%	965,285,662	100.00%

ACL	(12,342,070)		(10,864,983)
Deferred net loan costs	1,234,875		786,604
Net loans	$1,011,028,374		$955,207,283

(1)

As of September 30, 2026, purchased loans consisted of $2.2 million in commercial loans and $5.3 million in consumer loans, compared to $3.0 million and $7.0 million, respectively, as of December 31, 2025.

Accrued interest receivable on loans totaled $4.2 million as of September 30, 2026 and $4.0 million as of December 31, 2025, and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses.

Credit loss expense

Three Months Ended September 30,	2026	2025

Credit loss expense - loans	$502,269	$198,264
Credit loss (reversal) expense - OBS credit exposure	(28,960)	60,489
Credit loss expense	$473,309	$258,753

Nine Months Ended September 30,	2026	2025

Credit loss expense - loans	$1,491,801	$1,011,761
Credit loss expense (reversal) - OBS credit exposure	93,980	(20,908)
Credit loss expense	$1,585,781	$990,853

The following tables present the activity in the ACL on loans for the periods presented.

For the three months ended September 30, 2026

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2026	Charge-offs	Recoveries	(Reversal)	2026

Commercial & Industrial	$1,300,424	$(40,803)	$9,057	$(18,305)	$1,250,373
Purchased	24,782	0	0	(2,317)	22,465
Commercial Real Estate	6,509,906	0	0	106,018	6,615,924
Municipal	111,459	0	0	58,167	169,626
Residential Real Estate - 1st Lien	3,294,909	0	3,806	318,303	3,617,018
Residential Real Estate - Jr Lien	615,647	0	0	29,025	644,672
Consumer	24,194	(27,512)	13,932	11,378	21,992
Totals	$11,881,321	$(68,315)	$26,795	$502,269	$12,342,070

For the nine months ended September 30, 2026

	Balance			Credit Loss	Balance
	December 31,			Expense	September 30,
	2025	Charge-offs	Recoveries	(Reversal)	2026

Commercial & Industrial	$627,062	$(71,724)	$82,020	$613,015	$1,250,373
Purchased	30,221	0	0	(7,756)	22,465
Commercial Real Estate	6,303,378	0	0	312,546	6,615,924
Municipal	155,196	0	0	14,430	169,626
Residential Real Estate - 1st Lien	3,120,462	0	11,435	485,121	3,617,018
Residential Real Estate - Jr Lien	600,940	0	0	43,732	644,672
Consumer	27,724	(75,233)	38,788	30,713	21,992
Totals	$10,864,983	$(146,957)	$132,243	$1,491,801	$12,342,070

For the year ended December 31, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	December 31,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(393,439)	$56,006	$237,007	$627,062
Purchased	22,415	0	0	7,806	30,221
Commercial Real Estate	6,487,700	0	0	(184,322)	6,303,378
Municipal	167,719	0	0	(12,523)	155,196
Residential Real Estate - 1st Lien	2,087,034	(13,757)	14,367	1,032,818	3,120,462
Residential Real Estate - Jr Lien	291,239	0	0	309,701	600,940
Consumer	26,617	(93,021)	35,633	58,495	27,724
Totals	$9,810,212	$(500,217)	$106,006	$1,448,982	$10,864,983

For the three months ended September 30, 2025

	Balance			Credit Loss	Balance
	June 30,			Expense	September 30,
	2025	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$697,125	$(7,645)	$36,142	$(73,813)	$651,809
Purchased	32,580	0	0	416	32,996
Commercial Real Estate	6,760,034	0	0	23,032	6,783,066
Municipal	106,028	0	0	69,197	175,225
Residential Real Estate - 1st Lien	2,602,099	(13,490)	2,966	42,720	2,634,295
Residential Real Estate - Jr Lien	326,582	0	0	140,527	467,109
Consumer	25,083	(8,912)	12,413	(3,815)	24,769
Totals	$10,549,531	$(30,047)	$51,521	$198,264	$10,769,269

For the nine months ended September 30, 2025

	Balance			Credit Loss	Balance
	December 31,			Expense	September 30,
	2024	Charge-offs	Recoveries	(Reversal)	2025

Commercial & Industrial	$727,488	$(46,517)	$51,911	$(81,073)	$651,809
Purchased	22,415	0	0	10,581	32,996
Commercial Real Estate	6,487,700	0	0	295,366	6,783,066
Municipal	167,719	0	0	7,506	175,225
Residential Real Estate - 1st Lien	2,087,034	(13,757)	3,451	557,567	2,634,295
Residential Real Estate - Jr Lien	291,239	0	0	175,870	467,109
Consumer	26,617	(80,825)	33,033	45,944	24,769
Totals	$9,810,212	$(141,099)	$88,395	$1,011,761	$10,769,269

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

The risk ratings within the loan portfolio by loan segment and origination year, were as follows:

As of September 30, 2026							Revolving
							Loans	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Amortized Cost	Loans Converted
	2026	2025	2024	2023	2022	Prior	Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$14,785	$10,613	$14,704	$7,003	$8,732	$4,674	$41,106	$0	$101,617
Special mention	0	8	139	128	928	53	3,827	0	5,083
Substandard/Doubtful	12	0	63	483	3,667	903	1,588	0	6,716
Total	$14,797	$10,621	$14,906	$7,614	$13,327	$5,630	$46,521	$0	$113,416

Purchased:
Pass	$3,410	$0	$0	$2,008	$57	$2,031	$0	$0	$7,506
Total	$3,410	$0	$0	$2,008	$57	$2,031	$0	$0	$7,506

Commercial real estate:
Pass	$41,210	$60,449	$49,729	$71,120	$71,841	$139,509	$44,881	$0	$478,739
Special mention	0	442	2,008	11,578	3,354	2,578	0	0	19,960
Substandard/Doubtful	0	0	1,743	194	115	4,414	198	0	6,664
Total	$41,210	$60,891	$53,480	$82,892	$75,310	$146,501	$45,079	$0	$505,363

Municipal:
Pass	$31,573	$5,092	$3,793	$95	$152	$10,841	$15,137	$0	$66,683
Special mention	0	0	0	0	0	1,167	0	0	1,167
Total	$31,573	$5,092	$3,793	$95	$152	$12,008	$15,137	$0	$67,850

Residential real estate - 1st lien:
Pass	$56,130	$43,519	$27,766	$22,967	$28,948	$88,171	$4,119	$0	$271,620
Special mention	0	0	0	233	469	344	0	0	1,046
Substandard/Doubtful	2,398	119	0	40	118	146	0	0	2,821
Total	$58,528	$43,638	$27,766	$23,240	$29,535	$88,661	$4,119	$0	$275,487

Residential real estate - Jr lien:
Pass	$1,513	$5,748	$3,748	$1,125	$1,284	$1,197	$33,178	$1,784	$49,577
Special mention	0	0	65	0	0	51	0	0	116
Substandard/Doubtful	0	0	0	0	0	11	$197	0	208
Total	$1,513	$5,748	$3,813	$1,125	$1,284	$1,259	$33,375	$1,784	$49,901

Consumer:
Pass	$1,130	$668	$453	$187	$77	$98	$0	$0	$2,613
Total	$1,130	$668	$453	$187	$77	$98	$0	$0	$2,613

Total Loans	$152,161	$126,658	$104,211	$117,161	$119,742	$256,188	$144,231	$1,784	$1,022,136

As of September 30, 2026, there were (i) no Substandard/Doubtful loans within the Municipal loan segment, and (ii) no Special mention loans or Substandard/Doubtful loans within the Purchased or Consumer loan segments.

As of December 31, 2025							Revolving
							Loans	Revolving
	Term Loans Amortized Cost Basis by Origination Year						Amortized Cost	Loans Converted
	2025	2024	2023	2022	2021	Prior	Basis	to Term	Total
	(Dollars in Thousands)
Commercial & Industrial:
Pass	$11,960	$17,660	$9,792	$11,597	$3,493	$3,673	$39,322	$0	$97,497
Special mention	0	0	7	91	$29	0	1,102	0	1,229
Substandard/Doubtful	0	0	545	3,948	497	1,374	2,369	0	8,733
Total	$11,960	$17,660	$10,344	$15,636	$4,019	$5,047	$42,793	$0	$107,459

Purchased:
Pass	$4,213	$0	$3,046	$67	$733	$1,951	$0	$0	$10,010
Total	$4,213	$0	$3,046	$67	$733	$1,951	$0	$0	$10,010

Commercial real estate:
Pass	$59,936	$55,850	$81,591	$88,236	$32,288	$118,864	$44,536	$0	$481,301
Special mention	0	0	4,605	176	0	7,034	0	0	11,815
Substandard/Doubtful	220	1,217	0	0	0	5,095	0	0	6,532
Total	$60,156	$57,067	$86,196	$88,412	$32,288	$130,993	$44,536	$0	$499,648

Municipal:
Pass	$26,477	$4,074	$136	$236	$2,579	$9,469	$17,870	$0	$60,841
Special mention	0	0	0	0	0	1,238	0	0	1,238
Total	$26,477	$4,074	$136	$236	$2,579	$10,707	$17,870	$0	$62,079

Residential real estate - 1st lien:
Pass	$44,262	$26,622	$25,994	$31,186	$32,717	$68,611	$4,445	$0	$233,837
Special mention	0	0	154	183	224	158	0	0	719
Substandard/Doubtful	0	0	41	0	107	1,852	0	0	2,000
Total	$44,262	$26,622	$26,189	$31,369	$33,048	$70,621	$4,445	$0	$236,556

Residential real estate - Jr lien:
Pass	$6,149	$3,005	1,490	$1,425	$279	$1,030	$31,264	$1,686	$46,328
Special mention	0	68	0	0	0	61	0	0	129
Substandard/Doubtful	0	0	0	0	0	15	0	0	15
Total	$6,149	$3,073	$1,490	$1,425	$279	$1,106	$31,264	$1,686	$46,472

Consumer:
Pass	$1,583	$695	$395	$182	$73	$134	$0	$0	$3,062
Total	$1,583	$695	$395	$182	$73	$134	$0	$0	$3,062

Total Loans	$154,800	$109,191	$127,796	$137,327	$73,019	$220,559	$140,908	$1,686	$965,286

As of December 31, 2025, there were (i) no Substandard/Doubtful loans within the Municipal loan segment and (ii) no Special mention or Substandard/Doubtful loans within the Purchased or Consumer loan segments.

Gross charge-offs, by loan segment and origination year, were as follows:

For the nine months ended September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(Dollars in Thousands)
Current period gross charge-offs
Commercial & Industrial	$0	$41	$0	$18	$13	$0	$72
Consumer	0	11	11	0	0	53	75
Total current period gross charge-offs	$0	$52	$11	$18	$13	$53	$147

For the nine months ended September 30, 2026, there were no current period charge-offs within the Purchased, Commercial real estate, Municipal, Residential real estate 1st lien, or Residential real estate Jr lien loan segments.

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

The following table presents the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of the dates presented. There were two nonaccrual loans with a reserve of $542 thousand as of September 30, 2026, and none as of December 31, 2025.

		90 Days or
	Total	More and
September 30, 2026	Nonaccrual	Accruing

Commercial & industrial	$5,568,921	$0
Commercial real estate	3,144,527	685,561
Residential real estate - 1st lien	214,944	283,796
Residential real estate - Jr lien	207,502	0
Totals	$9,135,894	$969,357

		90 Days or
	Total	More and
December 31, 2025	Nonaccrual	Accruing

Commercial & industrial	$5,720,577	$0
Commercial real estate	1,020,249	0
Residential real estate - 1st lien	253,064	253,055
Residential real estate - Jr lien	15,741	225,568
Totals	$7,009,631	$478,623

The following is an age analysis of past due loans (including non-accrual) as of the balance sheet dates, by portfolio segment:

		90 Days	Total
September 30, 2026	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$30,916	$31,139	$62,055	$113,353,607	$113,415,662
Purchased	0	0	0	7,505,583	7,505,583
Commercial real estate	1,716,470	699,117	2,415,587	502,946,978	505,362,565
Municipal	0	0	0	67,850,278	67,850,278
Residential real estate - 1st lien	565,663	428,830	994,493	274,492,807	275,487,300
Residential real estate - Jr lien	522,978	0	522,978	49,377,721	49,900,699
Consumer	16,080	0	16,080	2,597,402	2,613,482
Totals	$2,852,107	$1,159,086	$4,011,193	$1,018,124,376	$1,022,135,569

		90 Days	Total
December 31, 2025	30-89 Days	or More	Past Due	Current	Total Loans

Commercial & industrial	$11,044	$987,634	$998,678	$106,460,068	$107,458,746
Purchased	0	0	0	10,010,347	10,010,347
Commercial real estate	356,541	17,548	374,089	499,273,815	499,647,904
Municipal	0	0	0	62,078,419	62,078,419
Residential real estate - 1st lien	1,563,753	299,793	1,863,546	234,692,800	236,556,346
Residential real estate - Jr lien	402,645	225,568	628,213	45,843,834	46,472,047
Consumer	31,542	0	31,542	3,030,311	3,061,853
Totals	$2,365,525	$1,530,543	$3,896,068	$961,389,594	$965,285,662

For all loan segments, loans over 30 days past due are considered delinquent.

The following table presents the amortized cost basis of collateral-dependent loans (i.e. repayment expected through underlying collateral, no other expected sources of repayment) as of the balance sheet dates, by collateral type:

	Business
	Assets (1)	Real Estate	Total
September 30, 2026
Commercial & industrial	$2,681,250	$0	$2,681,250
Commercial real estate	0	1,356	1,356
Residential real estate - Jr lien	0	196,596	196,596
Totals	$2,681,250	$197,952	$2,879,202

December 31, 2025
Commercial real estate	$0	$1,755	$1,755
Residential real estate - 1st lien	0	153,661	153,661
Totals	$0	$155,416	$155,416

(1) Including, but not limited to, inventory, equipment, and accounts receivable, but excluding real estate.

Residential real estate loans in process of foreclosure consisted of three loans in the aggregate amount of $324,419 and two loans in the aggregate amount of $273,031, as of September 30, 2026, and December 31, 2025, respectively.

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

As of September 30, 2026, the primary macroeconomic drivers used within the DCF model included forecasts of civilian unemployment and changes in national gross domestic product (GDP). Management monitors and assesses its macroeconomic drivers at least annually (generally in the fourth quarter, or more frequently as circumstances warrant) to determine whether they continue to be the most predictive indicator of losses within the Company's loan portfolio, and these macroeconomic drivers may change from time to time.

To determine its reasonable and supportable forecast, management may leverage macroeconomic forecasts obtained from various reputable sources, which may include, but are not limited to, the FOMC forecast and other publicly available forecasts from well recognized, leading economists or firms. The Company's reasonable and supportable forecast period generally ranges from one to three years, depending on the facts and circumstances of the current state of the economy, portfolio segment, and management's judgment of what can be reasonably supported. The model reversion period generally ranges from one to six years, and it also depends on the current state of the economy and management's judgments of such. Management monitors and assesses the forecast and reversion period at least annually, or more frequently as circumstances warrant. The Company used a one-year forecast and reversion period to calculate the ACL on loans as of September 30, 2026 and 2025.

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

Qualitative factors are also applied to include the levels of and trends in delinquencies and non-performing loans, levels of and trends in loan risk groups, trends in volumes and terms of loans, effects of any changes in loan related policies, experience, ability and the depth of management, documentation and credit data exception levels, national and local economic trends, external factors such as competition and regulation and lastly, concentrations of credit risk in a variety of areas, including portfolio product mix, the level of loans to individual borrowers and their related interests, loans to industry segments, and the geographic distribution of CRE loans. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. Management’s review of the ACL during the third quarter of 2026 resulted in no changes to the risk status of any qualitative factor.

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

The following table presents the amortized cost basis of loans as of September 30, 2026, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

		Total Class
	Term	of Financing
	Extension	Receivable

Commercial & Industrial	$17,373	0.0153%
Commercial Real Estate	61,380	0.0121%
Total	$78,753	0.0077%

As of September 30, 2026, the Company was not committed to lend additional amounts to borrowers experiencing financial difficulty whose loans were previously modified.

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026.

Weighted-
Average
Term Extension
(months)

Commercial & Industrial	3
Commercial Real Estate	3

The Company closely monitors the performance of loans to borrowers experiencing financial difficulty that have been modified to understand the effectiveness of its modification efforts.  The following table presents the performance of such loans that have been modified during the last twelve months.

		Past Due
		90 Days
	Current	or More

Commercial & Industrial	$17,373	$0
Commercial Real Estate	61,308	13,556
Total	$78,681	$13,556

There was one loan to a borrower experiencing financial difficulty that was modified within the previous twelve months that had subsequently defaulted during the nine months ended September 30, 2026.  Loans are considered defaulted at 90 days past due.

Allowance for Credit Losses on OBS Credit Exposures

In the ordinary course of business, the Company enters into commitments to extend credit, including commercial letters of credit and standby letters of credit. Such financial instruments are recorded as loans when they are funded.

The Company estimates expected credit losses on OBS credit exposures over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on OBS credit exposures is adjusted through credit loss expense. To appropriately measure expected credit losses, management disaggregates the OBS credit exposures into similar risk characteristics, identical to those determined for the loan portfolio. An estimated funding rate is then applied to the qualifying unfunded loan commitments and letters of credit using the Company's own historical experience to estimate the expected funded amount for each loan segment as of the reporting date. Once the expected funded amount for each loan segment is determined, the loss rate, which is the calculated expected loan loss as a percentage of the amortized cost basis for each loan segment, is applied to calculate the ACL on OBS credit exposures as of the reporting date. The ACL on OBS credit exposures is presented within accrued interest and other liabilities on the consolidated balance sheets. As of September 30, 2026, and December 31, 2025, the ACL on OBS credit exposures totaled $722,635 and $628,655, respectively.

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

Note 7.  Loan Servicing

The following table shows the changes in the carrying amount of the MSRs, included in other assets in the consolidated balance sheets, for the periods indicated:

Nine Months Ended September 30,	2026

Balance at beginning of year	$626,827
MSRs capitalized	26,791
MSRs amortized	(80,907)
Balance at end of period	$572,711

Year Ended December 31,	2025

Balance at beginning of year	$704,488
MSRs capitalized	48,112
MSRs amortized	(125,773)
Balance at end of year	$626,827

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

	September 30,	December 31,
Assets: (market approach)	2026	2025

Level 1
U.S. Government securities	$3,963,602	$11,335,980

Level 2
U.S. GSE debt securities	$10,371,345	$11,443,777
Taxable Municipal securities	251,276	265,563
Tax-exempt Municipal securities	9,257,134	10,323,651
Agency MBS	88,077,863	107,261,236
ABS and OAS	1,112,216	1,666,881
CMO	78,734	1,743,804
Other investments	0	487,866
Level 2 Total	$109,148,568	$133,192,778

Grand Total	$113,112,170	$144,528,758

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

	September 30,	December 31,
Level 2	2026	2025
Assets: (market approach)
Individually analyzed loans, net of related allowance	$15,570	$0
Loans held-for-sale	414,115	138,000
MSRs (1)	572,711	626,827
OREO	0	319,019

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

The estimated fair values of commitments to extend credit and letters of credit were immaterial as of the dates presented in the tables below. The estimated fair values of the Company's financial instruments as of the balance sheet dates were as follows:

September 30, 2026		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$47,289	$47,289	$0	$0	$47,289
Debt securities AFS	113,112	3,964	109,149	0	113,113
Restricted equity securities	1,879	0	1,879	0	1,879
Loans and loans held-for-sale, net of ACL
Commercial & industrial	112,166	0	16	112,183	112,199
Purchased	7,484	0	0	7,430	7,430
Commercial real estate	498,733	0	0	492,951	492,951
Municipal	67,680	0	0	66,613	66,613
Residential real estate - 1st lien	273,532	0	0	261,452	261,452
Residential real estate - Jr lien	49,256	0	0	49,034	49,034
Consumer	2,591	0	0	2,620	2,620
MSRs (1)	573	0	1,085	0	1,085
Accrued interest receivable	4,680	0	4,680	0	4,680

Financial liabilities:
Deposits
Other deposits	1,014,039	0	1,014,390	0	1,014,390
Brokered deposits	29,764	0	29,414	0	29,414
Overnight borrowings	0	0	0	0	0
Short-term advances	0	0	0	0	0
Long-term advances	10,975	0	10,864	0	10,864
Repurchase agreements	34,889	0	34,889	0	34,889
Operating lease obligations	602	0	602	0	602
Finance lease obligations	2,782	0	2,782	0	2,782
Subordinated debentures	12,887	0	12,752	0	12,752
Accrued interest payable	383	0	383	0	383

(1) Reported fair value represents all MSRs for loans serviced by the Company, regardless of carrying amount.

December 31, 2025		Fair	Fair	Fair	Fair
	Carrying	Value	Value	Value	Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$128,062	$128,062	$0	$0	$128,062
Debt securities AFS	144,529	11,336	133,193	0	144,529
Restricted equity securities	2,933	0	2,933	0	2,933
Loans and loans held-for-sale, net of ACL
Commercial & industrial	106,831	0	0	105,985	105,985
Purchased	9,980	0	0	9,857	9,857
Commercial real estate	493,328	0	0	482,275	482,275
Municipal	61,923	0	0	61,007	61,007
Residential real estate - 1st lien	234,378	0	0	224,115	224,115
Residential real estate - Jr lien	45,871	0	0	45,530	45,530
Consumer	3,034	0	0	3,068	3,068
MSRs (1)	627	0	1,025	0	1,025
Accrued interest receivable	4,608	0	4,608	0	4,608

Financial liabilities:
Deposits
Other deposits	1,040,158	0	1,039,494	0	1,039,494
Brokered deposits	30,510	0	31,229	0	31,229
Long-term advances	35,975	0	36,030	0	36,030
Repurchase agreements	41,498	0	41,498	0	41,498
Operating lease obligations	692	0	692	0	692
Finance lease obligations	2,964	0	2,964	0	2,964
Subordinated debentures	12,887	0	12,766	0	12,766
Accrued interest payable	485	0	485	0	485

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

Note 10. Subsequent Events

The Company has evaluated events and transactions through the date that the financial statements were issued for potential recognition or disclosure in these financial statements, as required by GAAP. On September 18, 2026, the Company’s Board declared a cash dividend of $0.26 per common share, payable November 1, 2026, to shareholders of record as of October 15, 2026. This dividend has been recorded in the Company’s consolidated financial statements as of the declaration date, including shares issuable under the DRIP.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Period Ended September 30, 2026

The following discussion analyzes the consolidated financial condition of Community Bancorp. and its wholly owned subsidiary, Community National Bank, as of September 30, 2026 and December 31, 2025, and its consolidated results of operations for the three-month interim period and nine-month interim periods presented. The Company is considered a “smaller reporting company” and a “non-accelerated filer” under the disclosure rules of the SEC. Accordingly, the Company has elected to provide its statements of income, comprehensive income, cash flows and changes in shareholders’ equity for a two-year, rather than a three-year, period and provide certain other smaller reporting company scaled disclosures where management deems it appropriate.

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

•	the impact of inflation and the rate of economic growth on the Company’s customers and on its financial results and performance;
•	the effect of United States monetary and fiscal policies, including deficit spending and the interest rate policies of the FRB and its regulation of the money supply;
•	the impact on our customers of federal, state and local budgetary cutbacks;
•	changes in applicable accounting policies, practices and standards;
•	the geographic concentration of the Company’s loan portfolio and deposit base;
•	reductions in deposit levels, which necessitate increased borrowings and sales of investment securities to fund loans and other liquidity needs;
•	increases in the level of nonperforming assets and charge-offs;
•	changes in federal or state tax laws or policy;
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

34

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

OVERVIEW

The Company’s consolidated assets as of September 30, 2026, were $1.23 billion compared to $1.29 billion as of December 31, 2025, a decrease of 4.4%. Changes in the asset base from year end included an increase in loans of $56.8 million, which was more than offset by a decrease in investment securities AFS of $31.4 million, or 21.7%, as well as a decrease in federal funds sold and overnight deposits of $80.7 million, or 69.4%. The increase in the loan portfolio was primarily attributable to increases of $42.4 million in residential first and Jr. lien loans due to a new residential loan purchase program, and $6.0 million in C&I loans, offset however by decreases of $2.5 million in consumer and commercial purchased loans. While cash and cash flow from the investment portfolio funded the increase in the loan portfolio, the decrease in federal funds and overnight deposits reflects typical and expected third quarter deposit runoff, particularly in government agency and non-arbitrage accounts.

Total deposits as of September 30, 2026, were $1.04 billion compared to $1.07 billion as of December 31, 2025, a decrease of $26.9 million, or 2.5%. Year to date, time deposits increased $8.6 million, or 3.9% and savings accounts increased $3.2 million, or 2.3%, demand and interest-bearing transaction accounts collectively increased $9.8 million, or 1.9%, while money market funds decreased $48.4 million, or 25.9%. A decrease in deposit balances is typical through the first three quarters of the calendar year, due in part to the timing of customers income tax obligations and the spend down of deposited funds by Vermont municipal customers. Borrowed funds decreased $25 million from December 31, 2025.

Total interest income increased $829,730, or 5.4%, for the third quarter of 2026, and increased $3.5 million, or 7.9%, for the first nine months of 2026, compared to the respective periods in 2025. The growth in the volume of the loan portfolio and origination of loans at higher interest rates, as well as adjustable-rate loans repricing to current market rates, helped to support the increase in interest income between periods.

Total interest expense decreased $314,959, or 6.4%, for the third quarter of 2026, and decreased $483,463, or 3.2%, for the first nine months of 2026, compared to the respective periods in 2025. Contributing to the lower interest expense was the year-over-year decrease of $658,995, or 44.6%, in interest expense on the Company’s borrowed funds, which was mainly due to the payoff of long-term borrowings during the second quarter of 2026. Please refer to the interest rate sensitivity discussion in the Interest Rate Risk and Asset and Liability Management section of this Management’s Discussion and Analysis for more information on the impact that the actions of the FRB’s FOMC in regulating interest rates, and changes in the yield curve, could have on our net interest income.

The credit loss expense for the third quarter of 2026 was $473,309 compared to $258,753 for the same period in 2025, and $1.6 million for the first nine months of 2026 compared to $990,853 for the same period in 2025, resulting in increases between periods of $214,556, or 82.9% and $594,928, or 60.0%, respectively. The increase was partially due to an additional $127,000 added to ensure adequate coverage for a commercial loan relationship that is in workout and is individually analyzed for impairment. In determining the current period credit loss expense management considers a number of factors, including loan growth and changes in balances of the loan categories within the current portfolio, changes in forecasts, historical loss rates and various qualitative factors, which management reviews and adjusts, as appropriate, in its ACL calculation to better reflect expected credit losses in the loan portfolio. Please refer to Note 5 of the unaudited consolidated financial statements as well as the ACL and credit loss expense discussion in the Credit Risk section of this MD&A.

Consolidated net income for the third quarter of 2026 increased $343,828, or 7.2%, to $5.1 million compared to $4.7 million for the same quarter of 2025, and increased $1.8 million, or 14.7%, to $14.1 million for the first nine months of 2026 compared to $12.3 million for the same period in 2025. The increases in net interest income after credit loss expense of $930,133 for the third quarter of 2026 and $3.4 million for the first nine months of 2026, compared to the respective periods in 2025, were contributing factors to the increases in net income. These changes, along with significant changes in non-interest income and non-interest expense, are discussed in the appropriate sections of this Management’s Discussion and Analysis.

Equity capital increased to $120.8 million, with a book value per share of $21.53 as of September 30, 2026, compared to $113.7 million and a book value per share of $20.36 as of December 31, 2025. Please refer to the section of this Management’s Discussion and Analysis titled “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of the changes in the Company’s equity capital for the nine months ended September 30, 2026.

On September 18, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on November 1, 2026, to shareholders of record on October 15, 2026.

As described in more detail below under “LIQUIDITY AND CAPITAL RESOURCES” as of September 30, 2026, the Company’s capital ratios, and those of our subsidiary Bank, were in excess of applicable regulatory requirements.

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

These policies are described in the Company’s 2025 Annual Report on Form 10-K in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 (Significant Accounting Policies) to the audited consolidated financial statements. Aside from adjustments in qualitative factors and other economic indicators in the calculation of the ACL in the first quarter of 2026, there were no material changes during the first nine months of 2026 in the Company’s critical accounting policies.

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

A modified version of these requirements applies to debt securities classified as available-for-sale, which eliminates OTTI impairment analysis and requires that if a decline in the fair value of debt securities AFS is deemed by management to be the result of credit losses rather than other factors, the credit losses on those securities are recorded through an allowance for credit losses rather than a write-down of the security. The Company’s securities portfolio is evaluated for impairment on a quarterly basis.

RESULTS OF OPERATIONS

The Company’s net income for the third quarter of 2026 was $5.1 million, or $0.91 per common share, compared to $4.7 million, or $0.84 per common share for the same quarter of 2025, and for the first nine months of 2026 was $14.1 million, or $2.53 per common share, compared to $12.3 million, or $2.18 per common share, for the same period in 2025. Core earnings (NII) were $11.7 million for the third quarter of 2026, compared to $10.5 million for the same period of 2025 and $33.9 million for the first nine months of 2026, compared to $29.8 million for the same period in 2025. Interest and fees on loans, the major component of interest income, increased $1.1 million, or 7.6% for the third quarter of 2026 compared to the same period of 2025 and increased $3.4 million, or 8.2% for the first nine months of 2026 compared to the same period in 2025. Interest paid on deposits, which is the major component of total interest expense, increased $243 thousand, or 6.5% for the third quarter of 2026 and increased $272 thousand, or 2.3% for the first nine months of 2026, compared to the respective periods in 2025, driven primarily by increased deposit balances. Interest on borrowed funds decreased $531 thousand, or 80.1%, for the third quarter of 2026 compared to the same quarter of 2025 and decreased $659 thousand, or 44.6%, for the first nine months of 2026 compared to the same period in 2025, primarily due to a decrease in average volume of borrowed funds in both comparison periods. Market pressure on deposit rates has stabilized and a decrease in wholesale funding has resulted in an improved net interest margin and net interest spread.

Return on average assets, which is net income divided by average total assets, measures how effectively a corporation uses its assets to produce earnings. Return on average equity, which is net income divided by average shareholders' equity, measures how effectively a corporation uses its equity capital to produce earnings.

The following table shows these ratios annualized, as well as other equity ratios monitored by management, for the comparison periods presented.

Three Months Ended September 30,	2026	2025

Return on average assets	1.67%	1.58%
Return on average equity	16.46%	17.40%
Dividend payout ratio (1)	28.57%	29.76%
Average equity to average assets	10.13%	9.10%

Nine Months Ended September 30,	2026	2025

Return on average assets	1.54%	1.39%
Return on average equity	15.95%	15.92%
Dividend payout ratio (1)	30.04%	33.49%
Average equity to average assets	9.64%	8.72%

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

The Company’s tax-exempt interest income of $763,047 and $746,706 for the three months ended September 30, 2026 and 2025, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively, was derived from loans to local municipalities of $67.9 million and $70.1 million, and tax-exempt municipal investment securities of $9.3 million and $10.1 million, as of September 30, 2026 and 2025, respectively.

The following table shows the reconciliation between reported NII and tax equivalent NII for the comparison periods presented.

Three Months Ended September 30,	2026	2025

Net interest income as presented	$11,655,679	$10,510,990
Effect of tax-exempt income	202,835	198,491
Net interest income, tax equivalent	$11,858,514	$10,709,481

Nine Months Ended September 30,	2026	2025

Net interest income as presented	$33,851,366	$29,843,855
Effect of tax-exempt income	586,862	636,065
Net interest income, tax equivalent	$34,438,228	$30,479,920

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

	Three Months Ended September 30,
	2026			2025
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$1,002,531,693	$15,461,866	6.12%	$949,650,983	$14,379,047	6.01%
Taxable investment securities	113,266,225	701,640	2.46%	145,328,511	912,616	2.49%
Tax-exempt investment securities	10,142,048	101,786	3.98%	9,775,094	101,786	4.13%
Federal funds sold and overnight deposits	15,313,802	148,689	3.85%	13,566,936	153,496	4.49%
Other investments (2)	2,261,197	35,438	6.22%	3,880,176	68,400	6.99%
Total interest-earning assets	$1,143,514,965	$16,449,419	5.71%	$1,122,201,700	$15,615,345	5.52%
Cash and due from banks	11,671,124			10,885,822
Premises and equipment	12,374,220			12,389,246
BOLI	5,442,186			5,365,620
Goodwill	11,574,269			11,574,269
Other assets	27,019,256			27,060,707
Total assets	$1,211,596,020			$1,189,477,364

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$299,796,672	$1,399,820	1.85%	$262,530,487	$1,163,613	1.76%
Money market funds	131,138,043	599,085	1.81%	140,792,276	755,474	2.13%
Savings deposits	146,837,562	29,139	0.08%	143,828,560	32,322	0.09%
Time deposits	230,725,614	1,981,268	3.41%	211,428,778	1,814,506	3.40%
Repurchase agreements	34,176,194	226,491	2.63%	35,841,490	234,756	2.60%
Borrowed funds	11,682,652	115,813	3.93%	59,575,295	645,653	4.30%
Finance lease obligations	2,803,366	16,133	2.30%	3,043,064	17,502	2.30%
Junior subordinated debentures	12,887,000	223,156	6.87%	12,887,000	242,038	7.45%
Total interest-bearing liabilities	$870,047,103	$4,590,905	2.09%	$869,926,950	$4,905,864	2.24%
Non-interest bearing deposits	210,853,092			202,144,314
Other liabilities	7,960,606			9,197,867
Total liabilities	1,088,860,801			1,081,269,131
Shareholders' equity	122,735,219			108,208,233
Total liabilities and shareholders' equity	$1,211,596,020			$1,189,477,364

Net interest income		$11,858,514			$10,709,481
Net interest spread (3)			3.62%			3.28%
Net interest margin (4)			4.11%			3.79%

(1)

Included in net loans are non-accrual loans with average balances of $8,964,491 and $8,393,522 for the three months ended September 30, 2026 and 2025, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and include tax-exempt loans to local municipalities with average balances of $66,218,110 and $64,779,406 for the three months ended September 30, 2026 and 2025, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,196,047 and $2,815,026 for the three months ended September 30, 2026 and 2025, respectively, with a dividend rate of approximately 6.67% and 7.38%, respectively, per quarter.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2026			2025
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Average Assets
Loans, net (1)	$982,644,255	$44,984,362	6.12%	$940,370,172	$41,680,607	5.93%
Taxable investment securities	122,603,346	2,248,212	2.45%	149,372,359	2,719,893	2.43%
Tax-exempt investment securities	10,247,551	305,359	3.98%	9,965,714	305,359	4.10%
Federal funds sold and overnight deposits	44,403,960	1,230,200	3.70%	16,610,612	547,302	4.41%
Other investments (2)	2,849,784	134,759	6.32%	3,400,803	174,886	6.88%
Total interest-earning assets	1,162,748,896	$48,902,892	5.62%	$1,119,719,660	$45,428,047	5.42%
Cash and due from banks	10,586,241			10,444,453
Premises and equipment	12,179,916			12,159,559
BOLI	5,423,298			5,345,657
Goodwill	11,574,269			11,574,269
Other assets	27,249,624			27,741,952
Total assets	$1,229,762,244			$1,186,985,550

Average Liabilities and Shareholders' Equity
Interest-bearing transaction accounts	$296,225,314	4,057,637	1.83%	$279,454,204	3,844,172	1.84%
Money market funds	147,858,323	2,240,734	2.03%	153,988,996	2,777,996	2.41%
Savings deposits	146,191,661	85,620	0.08%	143,015,016	91,800	0.09%
Time deposits	228,835,017	5,811,494	3.40%	198,522,941	5,209,862	3.51%
Repurchase agreements	37,827,291	782,597	2.77%	42,753,970	818,772	2.56%
Borrowed funds	25,245,744	770,295	4.08%	44,530,334	1,425,218	4.28%
Finance lease obligations	2,863,632	49,439	2.30%	3,101,243	53,511	2.30%
Junior subordinated debentures	12,887,000	666,848	6.92%	12,887,000	726,796	7.54%
Total interest-bearing liabilities	897,933,982	$14,464,664	2.15%	878,253,704	$14,948,127	2.28%
Non-interest bearing deposits	203,974,916			195,415,601
Other liabilities	9,244,700			9,768,533
Total liabilities	1,111,153,598			1,083,437,838
Shareholders' equity	118,608,646			103,547,712
Total liabilities and shareholders' equity	$1,229,762,244			$1,186,985,550

Net interest income		$34,438,228			$30,479,920
Net interest spread (3)			3.47%			3.14%
Net interest margin (4)			3.96%			3.64%

(1)

Included in net loans are non-accrual loans with average balances of $7,650,660 and $8,622,384 for the nine months ended September 30, 2026 and 2025, respectively. Loans are stated net of unearned discount and ACL, and include loans held-for-sale and tax-exempt loans to local municipalities with average balances of $64,723,932 and $67,278,699 for the nine months ended September 30, 2026 and 2025, respectively.

(2)

Included in other investments is the Company’s FHLBB Stock with average balances of $1,784,634 and $2,335,653, respectively, with a dividend rate of approximately 6.51% and 7.18%, respectively, for the nine months ended September 30, 2026 and 2025, respectively.

(3)	Net interest spread is the difference between the average yield on average interest-earning assets and the average rate paid on average interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average earning assets.

The average volume of interest-earning assets for the three-and nine-month periods ended September 30, 2026 increased 1.9% and 3.8%, respectively, compared to the same periods last year, and the average yield on interest-earning assets increased 19 bps and 20 bps, respectively.

The average volume of loans increased over the three- and nine-month comparison periods of 2026 versus 2025 by 5.6% and 4.5%, respectively, and the average yield on loans increased 11 bps and 19 bps, respectively, versus the same period in 2025. Loans accounted for 87.7% and 84.5% of the average interest-earning asset portfolio for the three- and nine-month periods ended September 30, 2026, compared to 84.6% and 84.0%, respectively, for the same periods last year. Interest earned on the loan portfolio as a percentage of total interest income was 94.0% and 92.0%, respectively, for the three- and nine-month periods in 2026 compared to 92.1% and 91.8%, respectively, for the same periods in 2025.

The average volume of the taxable investment portfolio (classified as AFS) decreased 22.1% and 17.9%, respectively, during the three- and nine-month periods ended September 30, 2026, compared to the same periods last year, while the average yield decreased 3 bps and increased 2 bps, respectively, between periods.

The average volume of the tax-exempt investment portfolio (classified as AFS) for the three- and nine-month periods ended September 30, 2026 increased 0.2% in both periods, while the tax equivalent yield decreased 15 bps and 12 bps, respectively. There were no tax-exempt bond purchases during the first nine months of 2026.

The average volume of sweep and interest-earning accounts, which consists primarily of an interest-bearing account at the FRBB, increased 12.9% and 167.3%, respectively, for the three- and nine-months ended September 30, 2026, compared to the same periods in 2025. The average volume grew steadily during the last half of 2025 with the influx of customer deposit accounts, primarily municipal deposit accounts. The average yield on these funds decreased 64 bps and 71 bps, respectively, for the three- and nine-month periods ended September 30, 2026, versus the same periods in 2025.

The average volume of interest-bearing liabilities for the three- and nine-month periods ended September 30, 2026 increased 0.01% and 2.2%, respectively, compared to the same periods in 2025, while the average rate paid on interest-bearing liabilities decreased 15 bps and 13 bps, respectively.

The average volume of interest-bearing transaction accounts increased 14.2% and 6.0%, respectively, for the three- and nine-month periods ended September 30, 2026, compared to the same periods of 2025, reflecting moderate growth year over year. The average rate paid on these accounts increased 9 bps and decreased 1 bp, respectively, between comparison periods. Interest-bearing transaction accounts comprised 34.5% and 33.0% of the average interest-bearing liabilities portfolio for the three- and nine-month periods ended September 30, 2026, compared to 30.2% and 31.8%, respectively, for the same periods last year. Interest paid on these funds accounted for 30.5% and 28.1%, respectively, of total interest expense for the three- and nine-month periods of 2026 compared to 23.7% and 25.7%, respectively, for the same periods in 2025.

The average volume of money market accounts decreased 6.9% and 4.0%, respectively, for the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025, while the average rate paid on these deposits decreased 32 bps and 38 bps, respectively.

The average volume of savings accounts increased 2.1% and 2.2%, respectively, for the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025. The average rate paid on these accounts in the three-month and nine-month periods ended September 30, 2026 decreased 1 bp compared to 2025.

The average volume of time deposits increased 9.1% and 15.3%, respectively, for the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025, and the average rate paid increased 1 bp and decreased 11 bps, respectively, between periods.

The average volume of repurchase agreements decreased 4.7% and 11.5%, respectively, for the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025, and the average rate paid increased 3 bps and 21 bps, respectively, between periods.

The need for borrowed funds decreased, accounting for the 80.4% and 43.3% decrease in average volume of borrowed funds during the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The average rate paid on borrowed funds decreased as well by 37 bps and 20 bps, respectively, for both the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025.

In summary, between the three- and nine-month periods ended September 30, 2026 and 2025, the average yield on interest-earning assets increased 19 bps and 20 bps, respectively, and the average rate paid on interest-bearing liabilities decreased 15 bps and 13 bps, respectively. Net interest spread increased 34 bps and 33 bps for the three- and nine-month periods ended September 30, 2026 versus the same periods in 2025, and the net interest margin increased 33 bps and 32 bps, respectively.

The following table summarizes the variances in interest income and interest expense on a fully tax-equivalent basis for the interim periods presented for 2026 and 2025 resulting from volume changes in daily average assets and daily average liabilities and fluctuations in average rates earned and paid.

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Compared to			Compared to
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Variance	Variance		Variance	Variance
	Due to	Due to	Total	Due to	Due to	Total
	Rate (1)	Volume (1)	Variance	Rate (1)	Volume (1)	Variance

Average Interest-Earning Assets

Loans, net	$281,756	$801,063	$1,082,819	$1,428,766	$1,874,989	$3,303,755
Taxable investment securities	(12,172)	(198,804)	(210,976)	18,852	(490,533)	(471,681)
Tax-exempt investment securities	(3,820)	3,820	0	(8,643)	8,643	0
Federal funds sold and overnight deposits	(24,577)	19,770	(4,807)	(233,848)	916,746	682,898
Other investments	(7,580)	(25,382)	(32,962)	(14,080)	(26,047)	(40,127)
Total	$233,607	$600,467	$834,074	$1,191,047	$2,283,798	$3,474,845

Average Interest-Bearing Liabilities

Interest-bearing transaction accounts	$70,888	$165,319	$236,207	$(17,342)	$230,807	$213,465
Money market funds	(112,345)	(44,044)	(156,389)	(444,178)	(93,084)	(537,262)
Savings deposits	(3,866)	683	(3,183)	(8,318)	2,138	(6,180)
Time deposits	1,391	165,371	166,762	(194,147)	795,779	601,632
Repurchase agreements	2,774	(11,039)	(8,265)	65,896	(102,071)	(36,175)
Borrowed funds	(55,427)	(474,413)	(529,840)	(66,431)	(588,492)	(654,923)
Finance lease obligations	21	(1,390)	(1,369)	16	(4,088)	(4,072)
Junior subordinated debentures	(18,882)	0	(18,882)	(59,948)	0	(59,948)
Total	$(115,446)	$(199,513)	$(314,959)	$(724,452)	$240,989	$(483,463)

Changes in net interest income	$349,053	$799,980	$1,149,033	$1,915,499	$2,042,809	$3,958,308

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest Income

The components of non-interest income for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	Income	Percent	2026	2025	Income	Percent

Service fees	$1,011,068	$1,002,753	$8,315	0.83%	$2,935,764	$2,859,310	$76,454	2.67%
Income from sold loans	95,274	102,389	(7,115)	(6.95)%	254,511	268,470	(13,959)	(5.20)%
Other income from loans	304,290	260,459	43,831	16.83%	1,191,528	862,385	329,143	38.17%
Other income
Income from CFS Partners	352,499	591,020	(238,521)	(40.36)%	1,174,733	1,388,678	(213,945)	(15.41)%
Other miscellaneous income	143,880	138,433	5,447	3.93%	408,559	353,531	55,028	15.57%
Total non-interest income	$1,907,011	$2,095,054	$(188,043)	(8.98)%	$5,965,095	$5,732,374	$232,721	4.06%

Total non-interest income decreased $188,043, or 9.0%, and increased $232,721 or 4.1%, respectively, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, with significant changes noted in the following:

•

Increases in debit card usage resulting in approximately $26 thousand in VISA check interchange income as well as increases in paper statement fees of $21 thousand primarily accounts for the $76 thousand increase in service fees year to date.

•

Increases in commercial loan documentation fees, totaling $411 thousand, primarily accounts for the increase in other income from loans year to date, partially offset by a decrease in commercial rate lock fees of $15 thousand, and decreases in commercial line of credit annual fees of $24 thousand and in home equity documentation fees of $28 thousand.

•

Income from CFS Partners decreased between periods due in part to the current investment environment, as a portion of its income is based on the market value of the assets under management for its clients.

•	A gain on a sold OREO property of $37 thousand largely accounts for the increase in Other miscellaneous income year to date.

Non-interest Expense

The components of non-interest expense for the periods presented were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2026	2025	Expense	Percent	2026	2025	Expense	Percent

Salaries and wages	$2,561,698	$2,432,661	$129,037	5.30%	$7,773,301	$7,145,388	$627,913	8.79%
Employee benefits	1,115,766	959,918	155,848	16.24%	3,329,883	3,034,163	295,720	9.75%
Occupancy expenses, net	775,069	748,354	26,715	3.57%	2,329,512	2,324,661	4,851	0.21%
Other expenses
Directors fees	125,802	147,867	(22,065)	(14.92)%	416,469	457,153	(40,684)	(8.90)%
Charged-off checks	4,604	12,661	(8,057)	(63.64)%	28,044	(32,289)	60,333	(186.85)%
Outsourcing expense	103,427	89,642	13,785	15.38%	300,885	277,514	23,371	8.42%
Service contracts - administrative	264,279	244,133	20,146	8.25%	812,315	650,464	161,851	24.88%
Audit fees	136,093	147,489	(11,396)	(7.73)%	405,929	431,117	(25,188)	(5.84)%
Consultant services	67,500	90,987	(23,487)	(25.81)%	227,417	273,977	(46,560)	(16.99)%
Collection & non-accruing loan expense	(17,000)	23,293	(40,293)	(172.98)%	(32,000)	30,293	(62,293)	(205.63)%
ATM & debit card expense	224,240	204,793	19,447	9.50%	653,569	579,559	74,010	12.77%
State deposit tax	292,663	276,745	15,918	5.75%	867,293	811,086	56,207	6.93%
Printing and supplies	46,762	48,168	(1,406)	(2.92)%	162,289	140,177	22,112	15.77%
Marketing expense	131,250	118,749	12,501	10.53%	393,750	356,247	37,503	10.53%
Other miscellaneous expenses	1,098,618	1,048,038	50,580	4.83%	3,484,710	3,284,999	199,711	6.08%
Total non-interest expense	$6,930,771	$6,593,498	$337,273	5.12%	$21,153,366	$19,764,509	$1,388,857	7.03%

Total non-interest expense increased $337,273, or 5.1%, and $1.4 million or 7.0%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025, with significant changes noted in the following:

•	The increases in salaries and wages year over year reflects normal salary increases as well as newly filled positions.

•	The increase in employee benefits is attributable to increased health insurance claims in 2026 compared to 2025 under the Company’s self-insured health plan.

•	The increase in charged-off checks year to date was due to a recovery for a $53 thousand check during the first quarter of 2025.

•	The decrease in directors fees in both periods is attributable to the retirement of two directors in the second quarter of 2026.

•	The increase in outsourcing expense is primarily due to yearly increases in the contract with the Company’s core processing provider.

•	The year-over-year increase in service contracts - administrative is due to a combination of new contracts, an increase in transaction-based pricing for certain contracts, and contractual inflationary adjustment factors that are higher than historical increase adjustments.

•	The decrease in collection & non-accruing loan expense is mainly attributable to recoveries as well as lower than anticipated legal fees.

•	ATM & debit card expenses are transaction-based and reflect increased customer activity year-over-year, as well as annual contractual price adjustments.

•	The increase in state deposit tax is attributable to an increase in average deposits which is used in the calculation of taxes due.

•	The year-over-year increase in printing and supplies is due to an adjustment made for the disposal of debit card stock in the migration to tap to pay cards.

•	Marketing expense increased due to marketing promotions relating to the Bank’s 175th anniversary celebration year.

•	The increase in Other miscellaneous expenses is mainly attributable to check fraud expense of $60 thousand year to date.

APPLICABLE INCOME TAXES

The provision for income taxes increased $60,989, or 6.1%, for the third quarter of 2026 and $440,964, or 17.7%, for the first nine months of 2026 compared to the same periods in 2025, which is consistent with the increase in income before income taxes. Tax credits, which consist of credits from affordable housing investments and NMTC, amounted to $307,236 and $249,612 for the third quarter of 2026 and 2025, respectively and $1,228,944 and $998,448, for the first nine months of 2026 and 2025, respectively.

Amortization expense related to the affordable housing investments and NMTC is included as a component of income tax expense and amounted to $257,433 and $638,604, respectively, for the first quarter of 2026 and 2025 and $772,299 and $638,604, respectively, for the first nine months of 2026 and 2025. These investments provide tax benefits, including tax credits, and are designed to provide a targeted effective annual yield between 5% and 7%.

CHANGES IN FINANCIAL CONDITION

The following table reflects the composition of the Company's major categories of assets and liabilities as a percentage of total assets or liabilities and shareholders’ equity, as of the balance sheet dates:

	September 30, 2026		December 31, 2025
Assets
Loans	$1,022,135,569	83.00%	$965,285,662	74.97%
AFS securities	113,112,170	9.18%	144,528,758	11.23%

Liabilities
Demand deposits	208,452,304	16.93%	218,842,543	17.00%
Interest-bearing transaction accounts	319,840,172	25.97%	299,636,739	23.27%
Money market funds	138,684,988	11.26%	187,132,921	14.53%
Savings deposits	145,752,113	11.83%	142,543,291	11.07%
Time deposits	231,073,684	18.76%	222,512,507	17.28%
Long-term advances	10,975,022	0.89%	35,975,022	2.79%

The following table reflects the changes in the composition of the Company's major categories of assets and liabilities between the balance sheet dates, as disclosed in the table above:

	Volume Change	Percentage
Assets
Loans	$56,849,907	5.89%
AFS securities	(31,416,588)	(21.74)%

Liabilities
Demand deposits	(10,390,239)	(4.75)%
Interest-bearing transaction accounts	20,203,433	6.74%
Money market funds	(48,447,933)	(25.89)%
Savings deposits	3,208,822	2.25%
Time deposits	8,561,177	3.85%
Long-term advances	(25,000,000)	(69.49)%

The increase in the loan portfolio during the first nine months of 2026 was primarily attributable to increases in C&I loans and residential real estate 1st lien loans.

The decrease in the securities AFS portfolio at September 30, 2026 from year end 2025 is attributable to an increase of $3.9 million in unrealized losses reflected in OCI, maturities of $9.0 million and principal payments on MBS, ABS and CMO investments totaling $17.5 million, which was only minimally offset by purchases of $225 thousand in restricted equity securities. In management’s view, the size of the AFS securities portfolio is appropriate and proportional to the overall asset base, as this portfolio serves a significant role in the Company’s liquidity position.

The increase in interest-bearing transactions accounts at September 30, 2026 from year end 2025 is attributable to a cyclical increase of $5.4 million, or 17.4% in government agency accounts for our municipal customers, an increase of $6.8 million or 5.5%, in ICS accounts, and an increase of $9.8 million, or 1.9% in retail deposit accounts. The decrease in money market accounts was driven by a decrease of $41.0 million, or 84.0%, in ICS accounts, and a decrease in retail money market accounts of $1.0 million, or 0.9%, as well as a decrease in municipal money market deposits of $6.3 million, or 27.7%.

Uninsured Deposits

Estimated deposits in excess of the FDIC insurance level amounted to $257.2 million as of September 30, 2026 and $261.7 million as of December 31, 2025. The estimated balance of $52.9 million of uninsured time deposits as of September 30, 2026 was made up of time CDs of $48.2 million and retirement accounts of $4.7 million. Increments of maturity of these time deposits are summarized as follows:

3 months or less	$22,476,063
Over 3 through 6 months	15,831,459
Over 6 through 12 months	8,515,979
Over 12 months	6,098,474
Total	$52,921,975

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

The following table summarizes the estimated impact on the Company's NII over a twelve-month period, assuming a gradual parallel shift of the yield curve beginning September 30, 2026:

Rate Change	Percent Change in NII

Down 200 bps	(0.9)%
Up 200 bps	(0.8)%

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

As of September 30, 2026, the Company had $12,887,000 in principal amount of Junior Subordinated Debentures due December 15, 2037, which bear interest at a quarterly floating rate equal to 3-month CME SOFR, as adjusted by a spread adjustment factor of 0.26161, plus 2.85%. The quarterly floating rate in effect on the debentures was 6.78% for the September 2026 payment, compared to a floating rate of 7.43% for the September 2025 payment.

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

Residential mortgage loans represented 31.8% of the Company’s loan balances as of September 30, 2026, compared to 29.3% as of December 31, 2025. Residential first and Jr. lien loans increased $42.4 million between periods, largely due to a new residential loan purchase program, which also enhanced the geographic diversification of the residential loan portfolio. The Company maintains a residential mortgage loan portfolio of traditional mortgage products and does not offer higher risk loan products, such as option adjustable-rate mortgage products, high loan-to-value products, interest only mortgages, subprime loans and products with deeply discounted teaser rates. Residential mortgages with loan-to-value ratios exceeding 80% are generally covered by PMI. A 90% loan-to-value residential mortgage product without PMI is only available to borrowers with excellent credit and low debt-to-income ratios and has not been widely originated. As of September 30, 2026, junior lien home equity products made up 15.3% of the residential mortgage portfolio with maximum loan-to-value ratios (including prior liens) of 80%. The Company also originates some home equity loans with loan-to-value ratios greater than 80% under an insured loan program with stringent underwriting criteria.

The following tables show the estimated maturities within the Company’s loan portfolio as of September 30, 2026.

	Fixed Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	1,394,446	$27,186,116	$19,656,504	$0	$48,237,066
Purchased (1)	94,153	2,869,369	4,542,062	0	7,505,584
Commercial real estate	6,025,067	3,301,203	16,772,194	110,730	26,209,194
Municipal	44,936,513	3,547,389	5,063,865	1,900,000	55,447,767
Residential real estate - 1st lien	62,335	4,597,515	21,725,564	53,385,610	79,771,024
Residential real estate - Jr lien	323,812	428,744	4,871,918	0	5,624,474
Consumer	710,837	1,606,942	28,480	0	2,346,259
Total Loans	$53,547,163	$43,537,278	$72,660,587	$55,396,340	$225,141,368

	Variable Rate Loans
	Within	2 - 5	6 - 15	Over
	1 Year	Years	Years	15 Years	Total

Commercial & industrial	$20,516,695	$25,102,606	$9,670,229	$9,889,066	$65,178,596
Commercial real estate	3,367,331	32,124,044	96,951,198	346,710,798	479,153,371
Municipal	0	2,281,267	6,270,044	3,851,201	12,402,512
Residential real estate - 1st lien	1,528,159	3,280,112	22,792,953	168,115,050	195,716,274
Residential real estate - Jr lien	1,642,467	662,739	14,144,373	27,826,645	44,276,224
Consumer	7,045	123,872	136,307	0	267,224
Total Loans	$27,061,697	$63,574,640	$149,965,104	$556,392,760	$796,994,201

(1)   Consists of commercial loans totaling $94 thousand within 1 year, $2.2 million in 2 – 5 years and $0 in 6 – 15 years; and consumer loans of $0, $714 thousand and $1.2 million in those maturity categories, respectively.

The Company’s CRE loan portfolio increased over $5.4 million to $505.3 million at September 30, 2026, compared to $499.7 million at year end 2025. Consistent with the Company’s strategic focus on commercial lending, commercial & industrial, purchased, CRE and municipal loans collectively comprised 67.9% of the Company’s loan portfolio as of September 30, 2026, and 70.4% as of December 31, 2025. The largest components of the CRE portfolio were $158.6 million in owner-occupied CRE and $184.8 million in non-owner occupied CRE as of September 30, 2026, compared to $138.1 million and $184.0 million, respectively, as of December 31, 2025.

Risk in the Company’s commercial & industrial and CRE loan portfolios is mitigated in part by government guarantees issued by federal agencies such as the SBA and RD. As of September 30, 2026, the Company had $25.7 million in guaranteed loans with guaranteed balances of $17.7 million, compared to $24.2 million in guaranteed loans with guaranteed balances of $16.7 million as of December 31, 2025. PPP loans with outstanding balances of $0 as of September 30, 2026, and $8 thousand as of December 31, 2025, are included in these totals, which carried a 100% guarantee through the SBA, subject to borrower eligibility requirements.

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

Credit loss expense

The credit loss expense was made up of the following components for the periods indicated:

Three Months Ended	September 30,		Change
	2026	2025	$	%
Credit loss expense - loans	$502,269	$198,264	$304,005	153.33%
Credit loss (reversal) expense - OBS credit exposure	(28,960)	60,489	(89,449)	-147.88%
Credit loss expense	$473,309	$258,753	$214,556	82.92%

Nine Months Ended	September 30,		Change
	2026	2025	$	%
Credit loss expense - loans	$1,491,801	$1,011,761	$480,040	47.45%
Credit loss expense (reversal) - OBS credit exposure	93,980	(20,908)	114,888	-549.49%
Credit loss expense	$1,585,781	$990,853	$594,928	60.04%

The increase in the credit loss expense on loans for the three months ended September 30, 2026, compared to the same period of 2025 was due in part to changes in the economic forecast, prepayments speeds, and loan curtailments, as well as an increase of $127 thousand to the reserve for an individually analyzed commercial loan that is in workout. The increase in the credit loss expense on loans for the nine months ended September 30, 2026, compared to the same period in 2025 was due to the factors listed above as well as an adjustment to certain qualitative factors in the first quarter of 2026 and growth of the loan portfolio. The decrease in the OBS credit exposure for the three months ended September 30, 2026, is attributable to a decrease in unfunded commitments and the increase in the nine months ended September 30, 2026, is attributable to an increase in unfunded commitments year over year.

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

The following table summarizes the Company’s credit risk ratios for the balance sheet dates presented:

	September 30,	December 31,
	2026	2025

ACL to total loans outstanding	1.21%	1.13%
ACL	$12,342,070	$10,864,983
Loans outstanding	$1,022,135,569	$965,285,662

Non-accruing loans to loans outstanding	0.89%	0.73%
Non-accruing loans	$9,135,894	$7,009,631
Loans outstanding	$1,022,135,569	$965,285,662

ACL to non-accruing loans	135.09%	155.00%
ACL	$12,342,070	$10,864,983
Non-accruing loans	$9,135,894	$7,009,631

The following table shows the breakdown of the ACL by loan segment and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent

Commercial & industrial	$1,250,373	11.10%	$627,062	11.13%
Purchased	22,465	0.73%	30,221	1.04%
Commercial real estate	6,615,924	49.44%	6,303,378	51.76%
Municipal	169,626	6.64%	155,196	6.43%
Residential real estate - 1st lien	3,617,018	26.95%	3,120,462	24.51%
Residential real estate - Jr lien	644,672	4.88%	600,940	4.81%
Consumer	21,992	0.26%	27,724	0.32%
Total	$12,342,070	100.00%	$10,864,983	100.00%

The third quarter ACL analysis indicated that the reserve balance of $12.3 million as of September 30, 2026, was sufficient to cover expected credit losses that are probable and estimable as of the measurement date. As discussed in Note 5 of the accompanying unaudited interim consolidated financial statements, there were no adjustments made to the risk status of any qualitative factors included in the ACL calculation for the third quarter of 2026.

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

Net charge-offs during the periods presented to average loans outstanding in the respective loan segments were as follows:

For the Nine Months Ended September 30,	2026	2025

Commercial & industrial	0.01%	0.00%
Net recoveries during the period	$10,296	$5,394
Average amount outstanding	$114,875,460	$124,424,612

Residential real estate - 1st lien	0.00%	0.00%
Net recoveries (charge-offs) during the period	$11,435	$(10,306)
Average amount outstanding	$250,792,665	$224,999,628

Consumer	(0.57)%	(1.78)%
Net charge-offs during the period	$(36,445)	$(47,792)
Average amount outstanding	$6,339,845	$2,677,769

Total loans	0.00%	(0.01)%
Net charge-offs during the period	$(14,714)	$(52,704)
Average amount outstanding	$992,992,533	$949,795,895

There were no charge-offs or recoveries in the Purchased, Commercial real estate, Municipal or Residential real estate jr. lien segments during the nine months ended September 30, 2026 and 2025.

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

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

The Company is a party to financial instruments with OBS risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, risk-sharing commitments on certain sold loans, and risk participation agreements with financial institution counter parties. Such instruments involve, to varying degrees, elements of credit and interest rate risk more than the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. During the first nine months of 2026, the Company did not engage in any activity that created any additional types of OBS risk.

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

The Company recognizes that, at times, when loan demand exceeds deposit growth or the Company has other liquidity demands, or when the Company experiences deposit outflows; it may be desirable to utilize alternative sources of deposit funding to augment retail deposits and borrowings. One-way deposits acquired through the CDARS and/or ICS programs provide an alternative funding source when needed. As of September 30, 2026, and December 31, 2025, the Company had no one-way CDARS deposits, and no one-way ICS deposits outstanding at either period end. In addition, two-way (reciprocal) CDARS deposits, as well as reciprocal ICS money market and demand deposits, enhance the Company’s ability to retain larger deposit balances by allowing the Company to provide FDIC deposit insurance to its customers in excess of account coverage limits through the exchange of deposits with other participating FDIC-insured financial institutions. As of September 30, 2026 and December 31, 2025, the Company reported $4.9 million and $4.7 million, respectively, in reciprocal CDARS deposits. The balance in ICS reciprocal money market deposits was $7.8 million as of September 30, 2026, compared to $48.8 million as of December 31, 2025, and the balance in ICS reciprocal demand deposits as of those dates was $128.8 million and $122.0 million, respectively.

Additionally, the Company had brokered deposits from other sources totaling approximately $29.8 million as of September 30, 2026 and $30.5 million as of December 31, 2025. These relationships have provided convenient and timely access to short-term funding that is easily accessible without any detrimental effect on the pricing of the core deposit base.

As of September 30, 2026 and December 31, 2025, borrowing capacity of $141.5 million and $137.6 million, respectively, was available through the FHLBB, secured by the Company's qualifying loan portfolio (generally, residential mortgage and commercial loans), reduced by outstanding advances of $10.9 million and $35.9 million, respectively.

The following table reflects the Company’s outstanding advances with FHLBB as of the dates indicated:

	September 30,	December 31,
	2026	2025

FHLBB Long-Term Advances
FHLBB term advance, 0.00%, due November 13, 2028 (1)	$800,000	$800,000
FHLBB option advance, 4.54%, due May 15, 2026	0	10,000,000
FHLBB option advance, 4.74%, due May 26, 2026	0	5,000,000
FHLBB option advance, 4.27%, due June 07, 2027	10,000,000	10,000,000
FHLBB option advance, 3.66%, due March 26, 2027	0	5,000,000
FHLBB option advance, 3.51%, due March 27, 2028	0	5,000,000
FHLB term advance, 0.00%, due September 24, 2030 (1)	175,022	175,022
Total Long-Term Advances	$10,975,022	$35,975,022

(1)

Under the JNE program, the FHLBB provides a subsidy, funded by the FHLBB’s earnings, to write down interest rates to zero percent on advances that finance qualifying loans to small businesses. JNE advances must support small business in New England that create and/or retain jobs or otherwise contribute to overall economic development activities.

The Company also has an unsecured Federal Funds credit line with the FHLBB with an available balance of $500,000 with no outstanding advances as of either balance sheet date. Interest is chargeable at a rate determined daily, approximately 25 bps higher than the rate paid on federal funds sold.

The Company has a BIC arrangement with the FRBB secured by eligible commercial & industrial loans, CRE loans and home equity loans, resulting in an available credit line of $67.4 million and $62.6 million, respectively, as of September 30, 2026, and December 31, 2025. Credit advances under this FRBB lending program are overnight advances with interest chargeable at the primary credit rate (generally referred to as the discount rate), currently 400 bps. The Company had no outstanding advances through this facility as of September 30, 2026, or December 31, 2025.

As of September 30, 2026, and December 31, 2025, the Company had an unsecured line of credit of $12.5 million with a correspondent bank. The Company had no outstanding advances against this credit line as of the balance sheet dates.

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

During the third quarter of 2024, the Company adopted a stock repurchase program authorizing the repurchase of up to 275,000 shares of the Company’s common stock, representing approximately 5% of the outstanding common shares. Purchases under the program may be on such terms, including price, as market conditions warrant, and may be made through open market purchases or in privately negotiated transactions, as Management deems appropriate. The repurchase authorization expires in July, 2029 unless extended, or earlier terminated, by the Board. Notwithstanding the program’s five-year term, the Board reviews and re-evaluates the program annually in light of the Company’s then current capital needs, the number and cost of shares repurchased, the number of shares remaining for repurchase under the authorization, and other relevant factors. In addition, management confers with the FRBB from time to time regarding the program, as appropriate in the circumstances. As of September 30, 2026, 90,308 shares had been repurchased since the inception of the program, for an aggregate purchase price of $1.9 million. No shares were repurchased during the third quarter of 2026.

The following table illustrates the changes in shareholders' equity from December 31, 2025, to September 30, 2026:

Balance as of December 31, 2025 (book value $20.36 per common share)	$113,686,978
Net income	14,147,501
Issuance of common stock through the DRIP	1,104,100
Dividends declared on common stock	(4,247,339)
Repurchase of shares through the stock buyback program	(26,633)
Change in AOCI on AFS securities, net of tax	(3,858,813)
Balance as of September 30, 2026 (book value $21.53 per common share)	$120,805,794

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

As of September 30, 2026, the Bank was considered well capitalized under the standard regulatory capital framework for Prompt Corrective Action and the Company exceeded currently applicable consolidated regulatory guidelines for capital adequacy.

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
	(Dollars in Thousands)
September 30, 2026:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$122,701	13.60%	$40,592	4.50%	$63,144	7.00%	N/A	N/A
Bank	$134,497	14.92%	$40,564	4.50%	$63,099	7.00%	$58,592	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$135,588	15.03%	$54,123	6.00%	$76,674	8.50%	N/A	N/A
Bank	$134,497	14.92%	$54,085	6.00%	$76,620	8.50%	$72,113	8.00%
Total capital (to risk-weighted assets)
Company	$146,886	16.28%	$72,164	8.00%	$94,715	10.50%	N/A	N/A
Bank	$145,787	16.17%	$72,113	8.00%	$94,648	10.50%	$90,141	10.00%
Tier 1 capital (to average assets)
Company	$135,588	11.21%	$48,392	4.00%	N/A	N/A	N/A	N/A
Bank	$134,497	11.12%	$48,369	4.00%	N/A	N/A	$60,461	5.00%

December 31, 2025:
Common equity tier 1 capital
(to risk-weighted assets)
Company	$111,724	12.77%	$39,377	4.50%	$61,253	7.00%	N/A	N/A
Bank	$123,559	14.13%	$39,345	4.50%	$61,203	7.00%	$56,831	6.50%
Tier 1 capital (to risk-weighted assets)
Company	$124,611	14.24%	$52,503	6.00%	$74,379	8.50%	N/A	N/A
Bank	$123,559	14.13%	$52,459	6.00%	$74,318	8.50%	$69,946	8.00%
Total capital (to risk-weighted assets)
Company	$135,556	15.49%	$70,003	8.00%	$91,879	10.50%	N/A	N/A
Bank	$134,495	15.38%	$69,946	8.00%	$91,804	10.50%	$87,432	10.00%
Tier 1 capital (to average assets)
Company	$124,611	10.00%	$49,832	4.00%	N/A	N/A	N/A	N/A
Bank	$123,559	9.92%	$49,807	4.00%	N/A	N/A	$62,258	5.00%

(1)	Conservation Buffer is calculated based on risk-weighted assets and does not apply to calculations of average assets.
(2)	Applicable to banks, but not bank holding companies.

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

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that its disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports it files with the Commission under the Exchange Act was recorded, processed, summarized, and reported on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as to purchases of the Company’s common stock during the quarter ended September 30, 2026, by the Company and by any affiliated purchaser (as defined in SEC Rule 10b-18):

For the period:	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)

July 1 - July 31	0	$0.00	0	184,692
August 1 - August 31	0	0.00	0	184,692
September 1 - September 30	0	0.00	0	184,692
Total	0	$0.00	0	184,692

(1)

The shares shown in this column are the number of shares remaining available for repurchase pursuant to the repurchase program adopted by the Company’s Board of Directors in July, 2024 authorizing the repurchase from time to time of up to 275,000 shares of the Company’s common stock in open market purchases and privately negotiated transactions, in management’s discretion and as market conditions may warrant. The repurchase authorization, which was most recently reviewed and reauthorized in September 2026, will expire in July, 2029 unless extended or earlier terminated by the Board of Directors. No repurchases were made during the third quarter of 2026.

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine-month interim period ended September 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

COMMUNITY BANCORP.

DATED: November 13, 2026	/s/Christopher L. Caldwell
Christopher L. Caldwell, President
& Chief Executive Officer
(Principal Executive Officer)

DATED: November 13, 2026	/s/Louise M. Bonvechio
Louise M. Bonvechio, Corporate
Secretary & Treasurer
(Principal Financial Officer)

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

Exhibit 101

The following materials from the Company’s Quarterly Report on Form 10-Q for the nine-months ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three- and nine- month interim period ended September 30, 2026 and 2025, (iii) the unaudited consolidated statements of comprehensive income, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

Exhibit 104	Cover page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act.

